Form 10-K/A
VIVRA INC
filed 1995-03-29
CIK 850882

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-K/A

                               Amendment No. 1


(Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended November 30, 1994

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _____________________
Commission file number: 1-10261

                              VIVRA INCORPORATED
                             ____________________
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  94-3096645
  _______________________________             _________________________________
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization

400 Primrose, #200, Burlingame, California              94010
_______________________________________________________________________________
(Address of principal executive offices)              (ZIP Code)

Registrant's telephone number, including area code        (415) 348-8200
                                                  ____________________________

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
   Title of each class                        which registered

 Common Stock, $.01 par value              New York Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange
_______________________________            ________________________

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                              _________________

                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___    ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K of any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 1, 1995, based on the closing price on the New York Stock Exchange, was: $640,822,000

   Number of shares of Common Stock outstanding on February 1, 1995 21,010,570

   Documents Incorporated by reference (to the extent indicated herein)

   Proxy statement dated March 28, 1995 (in Part III)

                                 FORM 10-K/A

                               AMENDMENT NO. 1

                        To report on Form 10-K for the
                     fiscal year ended November 30, 1994

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1994, as set forth herein:

Part III

    ITEM 10.  Directors and Executive Officers of the Registrant

              The biographical information for directors and executive officers under the captions "Information Concerning Nominees and Continuing Directors" on page 2 and "Information Concerning Executive Officers" on pages 5 and 6 in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

    ITEM 11.  Executive Compensation

              The information under the headings "Compensation of Executive Officers" on pages 7 through 9 and "Employment Contracts" on pages 14 and 15 in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

              The information contained under the heading "Beneficial Ownership" on pages 4 and 5 in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIVRA INCORPORATED


                                                    By: /s/  LeAnne M. Zumwalt
                                                        ________________________
                                                        LeAnne M. Zumwalt
                                                        Secretary

Dated: March 29, 1995