Form 10-Q
period 1995-02-28
VIVRA INC
filed 1995-04-12
CIK 850882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to           .

                         -----------------------------

                         COMMISSION FILE NUMBER: 1-10261

                         -----------------------------

                               VIVRA INCORPORATED
               (Exact name of registrant as specified in charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                               400 PRIMROSE, #200,
                             BURLINGAME, CALIFORNIA
                    (Address of principal executive offices)
                                   94-3096645
                      (IRS Employer Identification Number)

                                      94010
                                   (ZIP Code)

                                 (415) 348-8200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----

The number of shares outstanding of each of the issuer's classes of Common Stock was 23,320,982 as of February 28, 1995

================================================================================
Total number of pages: 12
Exhibit Index at page: 10

VIVRA INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET

                                                      February 28,    November 30,
                                                           1995       1994 - (Note)
                                                      ------------    ------------
                                                              (In Thousands)
Assets
Current Assets
Cash and cash equivalents                                $131,288       $ 79,509
Accounts receivable, less allowance
  for doubtful accounts (2/28/95-
  $10,974 and 11/30/94-$10,321)                            54,383         51,353
Prepaid expenses and other
  current assets                                            8,261          7,348
Deferred income taxes                                      11,768         10,674
                                                         --------       --------
Total Current Assets                                      205,700        148,884

Property, Buildings and Equipment
  --at cost less allowances for
  depreciation (2/28/95-$45,659
  and 11/30/94-$43,273)                                    68,824         65,972
Other Assets                                                5,981          5,335

Goodwill                                                   69,899         55,816
                                                         --------       --------
                                                         $350,404       $276,007
                                                         ========       ========

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                           11,009          9,833
Accrued payroll and related benefits                       22,735         23,073
Other accrued expenses                                      7,027         10,466
Income taxes                                                5,011          1,769
Current maturities on long-term debt                        1,597          6,499
                                                         --------       --------
Total Current Liabilities                                  47,379         51,640

Long-Term Debt--exclusive of
  current maturities                                        4,463          4,938

Deferred Income Taxes                                       6,571          6,184

Minority Interest                                           1,214          1,391

Stockholders' Equity:
Common Stock, par value $.01 per share;
  authorized 80.0 million shares; issued
  23.3 million shares in 1995 and
  20.8 million in 1994                                        233            208
Additional paid-in capital                                125,320         54,891
Retained earnings                                         165,224        156,755
                                                         --------       --------
                                                          290,777        211,854
                                                         --------       --------
                                                         $350,404       $276,007
                                                         ========       ========

See Notes to Condensed Consolidated Financial Statements

VIVRA INCORPORATED
CONSOLIDATED STATEMENT OF EARNINGS

                                                          Three months ended
                                                              February 28
                                                          1995           1994
                                                        -----------------------
                                                         (In thousands, except
                                                           per share amounts)
Revenues
Operating revenues                                      $ 83,207       $ 63,537
Other income                                                 671            324
                                                        --------       --------
                                                          83,878         63,861
Costs and Expenses
Operating                                                 55,520         42,736
General and administrative                                11,776          7,019
Depreciation                                               2,387          2,285
Interest (principally on long-term debt)                     182            152
                                                        --------       --------
Total costs and expenses                                  69,865         52,192
                                                        --------       --------

Earnings from Continuing Operations
  before Minority Interest and
  Income Taxes                                            14,013         11,669
Minority Interest                                            (22)           (76)
                                                        --------       --------
Net Earnings from Continuing Operations
  before Income Taxes                                     13,991         11,593
Income Taxes                                               5,522          4,753
                                                        --------       --------
Net Earnings from Continuing Operations                    8,469          6,840
Gain on sale of Discontinued Operations,
  less applicable taxes                                                     697
                                                        --------       --------
Net Earnings                                            $  8,469       $  7,537
                                                        ========       ========
Earnings Per Share:

  Continuing operations                                 $    .40       $    .34
  Gain on sale of
    discontinued operations                                            $    .03
                                                        --------       --------
  Net Earnings                                          $    .40       $    .37
                                                        ========       ========
Average number of Common Shares:                          21,325         20,307



See Notes to Condensed Consolidated Financial Statements

VIVRA INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW


Three months ended February 28:                            1995          1994
                                                        -----------------------
                                                             (In Thousands)
Operating Activities
Net Earnings                                            $   8,469     $   7,537
Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
         Depreciation and amortization                      2,959         2,587
         Gain on sale of discontinued
           operations                                                    (1,229)
         Loss (Gain) on sale of property
           and investments                                    (15)          115
         Other                                               (713)           47
         Changes in assets and liabilities:
           Accounts receivable                             (3,030)        3,500
           Prepaid expenses and other
             current assets                                  (746)          150
           Deferred income taxes                           (1,094)         (489)
           Accounts payable                                 4,927         2,894
           Accrued payroll and related benefits              (337)         (951)
           Other accrued expenses                          (3,438)         (492)
           Income taxes                                     3,242         3,633
                                                        ---------     ---------
Net cash flow from operations                              10,224        17,302
                                                        ---------     ---------

Financing Activities
Payments on long-term debt                                 (5,377)       (3,500)
Proceeds from Common Stock offering                        59,786
Proceeds from exercise of stock options
  and related transactions                                  7,177         4,824
                                                        ---------     ---------
Net cash flow from financing                               61,586         1,324

Investing Activities
Purchase of property, buildings
  and equipment                                            (4,479)       (2,653)
Proceeds from sale of property, buildings
  and equipment                                                11
Proceeds from sale of discontinued operations                             6,238
Proceeds from investments in partnerships                                   500
Payment for business acquisitions,
  net of cash acquired                                    (15,563)       (4,521)
                                                        ---------     ---------
Net cash flow used in investing                           (20,031)         (436)
                                                        ---------     ---------
Net increase in cash and cash equivalents                  51,779        18,190
Beginning cash and cash equivalents                        79,509        52,535
                                                        ---------     ---------
Ending cash and cash equivalents                          131,288        70,725
                                                        =========     =========

See Notes to Condensed Consolidated Financial Statements

VIVRA INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 1995

NOTE A   -   BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1994.

The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date.

NOTE B   -   ACQUISITIONS

During the three months ended February 28, 1995, the Company acquired six dialysis centers, two each in Alabama, California and Georgia and one physician practice business in Georgia. Total consideration of $15.3 million was paid in cash and exceeded the fair value of assets acquired by $14.3 million. These acquisitions have been accounted for under the purchase method, accordingly, the excess of the purchase price over assets acquired is being amortized using the straight-line method.

NOTE C - COMMON STOCK OFFERING

In February 1995, the Company issued two million shares of its Common Stock in a public offering. The net proceeds from this offering were approximately $59.8 million.

VIVRA INCORPORATED
Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1995

As compared to the three months ended February 28, 1994, revenues increased $20.0 million, or 31.3%; costs and expenses $17.7 million, or 33.9%; earnings from continuing operations before taxes $2.4 million, or 20.7%, and net earnings from continuing operations $1.6 million, or 23.8%. During the period ended February 28, 1994, the Company had a gain of $697,000, after applicable taxes, on the sale of its home healthcare nursing business. In total, net earnings for the period increased $932,000, or 12.4%. The increase in revenues and earnings from continuing operations was driven particularly by the continued growth of the dialysis business.

Of the $19.7 million increase in operating revenues, revenues from Specialty Services, 90.8% of which was from dialysis services, increased $13.3 million to $73.1 million, or 22.3%. Revenues from Other Services increased $6.4 million to $10.1 million, a 168.8% increase. The increase in Specialty Services revenues was attributable to a 10.4% increase in the number of dialysis treatments from 300,663 to 331,948 which resulted from the addition of 19 new centers and improved patient census. Revenues from the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia, and other ancillary services also contributed to the increase in dialysis revenues. For the first three months of fiscal 1995, revenues from EPO were $11.6 million, compared to $9.7 million in the prior year, a 20.1% increase, due to an increase in the number of patients receiving EPO and in the average size of dosages. The balance of Specialty Services revenues, 9.2% of the total, was attributable to the addition of the asthma/allergy care business acquired on November 30, 1994. The increase in Other Services revenues primarily reflects the growth of the rehabilitation therapy and surgery center businesses and the development of the physician practice management business. Other income from interest earned on short-term investments, increased $347,000 to $671,000, or 107.1%, as a result of increased cash balances invested at slightly higher interest rates.

Of the increase in costs and expenses, operating costs increased $12.8 million, or 29.9%, to $55.5 million for the three months ended February 28, 1995. Specialty Services operating costs, of which dialysis represented 90.0%, increased $8.4 million to $49.0 million, or 20.7%, while operating costs of Other Services increased $4.4 million to $6.6 million, or 201.1%. Dialysis operating costs increased due to increased volume of business, expenses associated with the operation of new dialysis centers, the cost of the administration of EPO and higher labor and supply costs. The balance of Specialty Services operating costs, 10.0% of the total, was attributable to the addition of the asthma/allergy care business and growth in the specialty pharmacy services business. Operating costs of Other Services increased as a result of the growth of the rehabilitation therapy and surgery center businesses and the Company's continued investment in the physician practice management business. General and administrative expenses increased $4.8 million to $11.8 million or 67.8%, as a result of an increased volume of business, the addition of the asthma/allergy care and physician practice management businesses, growth of the rehabilitation therapy business, costs associated with the growth of the ambulatory surgery and specialty pharmacy service businesses, and the development of new managed care products.

As a result of revenues increasing less rapidly than costs and expenses and the Company's investment in new businesses, earnings from continuing operations before taxes as a percentage of revenues decreased to 16.7%, compared to 18.2% in the prior year period. The effective tax rate for the period was 39.5% of earnings before income taxes, compared to 41.0% a year earlier. This was due, in large part, to the Company's cash assets being invested in short-term tax-free instruments, which had the effect of lowering the overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the acquisition and development of dialysis facilities, including the purchase of property, buildings and equipment, as well as the acquisition and development of other businesses. Capital and acquisition expenditures were $20.0 million and $7.2 million for the three months ended February 28, 1995 and 1994, respectively.

Cash flow from financing activities increased by $60.3 million to $61.6 million at February 28, 1995. This increase was primarily the result of the Company's February 16, 1995 public offering from which the Company received net proceeds of $59.8 million.

Cash flow from operations was $10.2 million and $17.3 million for the three months ended February 28, 1995 and 1994, respectively. The Company's working capital increased by $61.1 million to $158.3 million at February 28, 1995, from $97.2 million at November 30, 1994.

For the remainder of fiscal 1995, the Company intends to continue to acquire and develop new dialysis facilities. The Company is also evaluating acquisition and development opportunities in other sectors of specialty health care services. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $50 million for fiscal 1995. The Company believes that cash generated from operations together with available cash and the proceeds from its Common Stock public offering will be adequate to meet the Company's planned expenditure, acquisition, development and liquidity needs for fiscal 1995.

INFLATION AND PRICE CHANGES

Approximately 67% of the Company's dialysis revenues were funded by Medicare and Medicaid, at fixed rates per dialysis treatment, before charges for ancillary services. Since January 1, 1991, the Medicare and Medicaid reimbursement rate has remained constant at $126 per treatment. The Company is unable to predict what, if any, future changes may occur in the Medicare and Medicaid reimbursement rates and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's costs.

The balance of dialysis revenues are from non-government sources and are generally at rates significantly in excess of Medicare and Medicaid. Any restriction or reduction of the Company's ability to charge rates in excess of those paid by Medicare and Medicaid would have a significant negative effect on the company's revenues and earnings. It is expected that the growth of health maintenance organizations and other managed care organizations will create a more competitive environment which will require the Company over time to reduce prices for some of its services. The company is investing in the development of managed care products which are intended to offset the negative impact of such reduced prices. If the new products are not successful, any reduction in prices will result in significantly lower operating margins for the dialysis business.

VIVRA INCORPORATED

February 28, 1995

PART II  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS
         See Part 1, Item 3, of the Company's report on Form 10-K for the fiscal year ended November 30, 1994.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibit is included herein:

            Exhibit 11.  Computation of Earnings per Share

         (b) The registrant was not required to file a report on Form 8-K during the three months ended February 28, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   VIVRA INCORPORATED
                                                   (Registrant)

Dated:   April 14, 1995                            /s/ LeAnne M Zumwalt
                                                   ------------------------
                                                   LeAnne M. Zumwalt
                                                   Vice President - Finance
                                                   Secretary/Treasurer

VIVRA INCORPORATED


EXHIBIT INDEX

EXHIBIT                                                                 PAGE NO.

- --------------------------------------------------------------------------------
   11                 Computation of Earnings per Share                    11
   27                 Financial Data Schedule