Form 10-Q
period 1995-05-31
VIVRA INC
filed 1995-07-07
CIK 850882

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1995

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10261


                              VIVRA  INCORPORATED


        DELAWARE                I.R.S. EMPLOYER IDENTIFICATION NO. 94-3096645

                               400 PRIMROSE, #200
                         BURLINGAME, CALIFORNIA  94010
                                  415-348-8200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X         NO  ___

The number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1995 was: 23,933,825


     This document contains 12 pages and the Exhibit Index is on Page 11.

                              VIVRA INCORPORATED

                               TABLE OF CONTENTS





PART I.            FINANCIAL INFORMATION                                                                        PAGE
- ----------------------------------------                                                                        ----

  Item 1.          Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   May 31, 1995 and November 30, 1994                                                            3

                   Condensed Consolidated Statements of Earnings for the
                   Three and Six Months Ended May 31, 1995 and
                   May 31, 1994                                                                                  4

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended May 31, 1995 and May 31, 1994                                                5

                   Notes to Condensed Consolidated Financial Statements                                          6


  Item 2.          Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                                            7




PART II.           OTHER INFORMATION
- ------------------------------------

  Item 1.          Legal Proceedings                                                                             9

  Item 4.          Submission of Matters to a Vote of Security Holders                                           9

  Item 6.          Exhibits and Reports on Form 8-K                                                              9

  Signatures                                                                                                    10

  Exhibit Index                                                                                                 11

  Exhibit 11       Computation of Earnings Per Share                                                            12

                              VIVRA INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                 May 31,         Nov. 30,
                                                                                                  1995             1994
                                                                                                                 (Note A)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                    $     71,970     $     79,509
Short-term investments  (Note B)                                                                   23,263                -
Accounts receivable, less allowance for doubtful accounts
  (5/31/95 - $12,417 and 11/30/94 - $10,321)                                                       59,915           51,353
Prepaid expenses and other current assets                                                          26,962            7,348
Deferred income taxes                                                                              15,323           10,674
                                                                                             ------------     ------------
Total Current Assets                                                                              197,433          148,884
NON-CURRENT ASSETS
Marketable non-current investments  (Note B)                                                       18,312                -
Property, buildings and equipment -- at cost less allowances
  for depreciation (5/31/95 - $46,546 and 11/30/94 - $43,273)                                      67,006           65,972
Other assets                                                                                        7,255            5,335
Goodwill                                                                                           75,617           55,816
                                                                                             ------------     ------------
                                                                                             $    365,623     $    276,007
                                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                             $     13,517     $      9,833
Accrued payroll and related benefits                                                               22,795           23,073
Other accrued expenses                                                                              8,227           10,466
Income taxes                                                                                        3,933            1,769
Current maturities on long-term debt                                                                1,682            6,499
                                                                                             ------------     ------------
Total Current Liabilities                                                                          50,154           51,640
Long-term debt -- exclusive of current maturities                                                   1,770            4,938
Deferred income taxes                                                                               6,246            6,184
Minority interest                                                                                     953            1,391

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 80.0 million
  shares; issued 23.9 million shares in 1995 and 20.8 million in 1994                                 239              208
Additional paid-in capital                                                                        131,023           54,891
Retained earnings                                                                                 175,238          156,755
                                                                                             ------------     ------------
Total Stockholders' Equity                                                                        306,500          211,854
                                                                                             ------------     ------------
                                                                                             $    365,623     $    276,007
                                                                                             ============     ============




     See accompanying notes to condensed consolidated financial statements

                              VIVRA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                                Three Months Ended                 Six Months Ended
                                                                     May 31,                            May 31,
                                                                1995         1994                 1995          1994
REVENUES
Operating revenues                                           $ 88,530       $ 69,602            $171,737      $133,139
Other income                                                    3,533            435               4,204           759
                                                             --------       --------            --------      --------
Total Revenues                                                 92,063         70,037             175,941       133,898

COSTS AND EXPENSES
Operating                                                      59,485         44,652             115,005        87,387
General and administrative                                     13,517         10,328              25,293        17,347
Depreciation                                                    2,671          2,477               5,058         4,762
Interest (principally on long-term debt)                          110            125                 292           277
                                                             --------       --------            --------      --------
Total Costs and Expenses                                       75,783         57,582             145,648       109,773

Earnings from continuing operations, before minority
  interest and income taxes                                    16,280         12,455              30,293        24,125
Minority interest                                                (164)            92                (186)           16
                                                             --------       --------            --------      --------
Earnings from continuing operations, before income taxes       16,116         12,547              30,107        24,141
Income taxes                                                    6,196          5,144              11,718         9,898
                                                             --------       --------            --------      --------
Net earnings from continuing operations                         9,920          7,403              18,389        14,243
Gain on sale of discontinued operations, less applicable
  taxes                                                             -              -                   -           697
                                                             --------       --------            --------      --------
NET EARNINGS                                                 $  9,920       $  7,403            $ 18,389      $ 14,940
                                                             ========       ========            ========      ========

EARNINGS PER SHARE:
  Net earnings from continuing operations                        $.42           $.36                $.82          $.70
  Gain on sale of discontinued operations                           -              -                   -           .03
                                                             --------       --------            --------      --------
  Net earnings                                                   $.42           $.36                $.82          $.73
                                                             ========       ========            ========      ========
AVERAGE NUMBER OF COMMON SHARES                                23,670         20,473              22,510        20,391



     See accompanying notes to condensed consolidated financial statements

                              VIVRA INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Six Months Ended
                                                                                       May 31,
                                                                                 1995           1994
OPERATING ACTIVITIES
Net earnings                                                                 $   18,389       $   14,940
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 6,211            5,395
    Gain on sale of discontinued operations                                           -           (1,229)
    Gain on sale of property and investments                                     (2,170)              30
    Other                                                                        (2,727)          (1,954)
    Changes in assets and liabilities:
      Accounts receivable                                                        (9,549)           1,285
      Prepaid expenses and other current assets                                  (2,425)               1
      Deferred income taxes                                                      (4,649)          (1,092)
      Accounts payable                                                            7,586            2,246
      Accrued payroll and related benefits                                         (877)           1,228
      Other accrued expenses                                                     (3,973)            (469)
      Income taxes                                                                2,034              722
                                                                             ----------       ----------
Net cash flow from operations                                                     7,850           21,103

FINANCING ACTIVITIES
Payments on long-term debt                                                       (5,547)          (3,514)
Proceeds from common stock offering                                              59,597                -
Proceeds from exercise of stock options and related transactions                 13,036            5,090
                                                                             ----------       ----------
Net cash flow from financing                                                     67,086            1,576

INVESTING ACTIVITIES
Purchase of property, buildings and equipment                                   (12,048)          (8,148)
Purchase of marketable securities                                               (41,575)               -
Proceeds from sale of property, buildings and equipment                           1,211              140
Proceeds from sale of discontinued operations                                         -            6,238
Proceeds from investments in partnerships                                             -            1,627
Minority interest investment                                                          -           (1,500)
Payment for business acquisitions, net of cash acquired                         (30,063)          (5,938)
                                                                             ----------       ----------
Net cash flow used in investing                                                 (82,475)          (7,581)
                                                                             ----------       ----------
Net increase (decrease) in cash and cash equivalents                             (7,539)          15,098
Beginning cash and cash equivalents                                              79,509           52,535
                                                                             ----------       ----------
Ending cash and cash equivalents                                             $   71,970       $   67,633
                                                                             ==========       ==========





     See accompanying notes to condensed consolidated financial statements

                              VIVRA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION
    The condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature.

    The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1994.

    The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date.

B.  FINANCIAL INSTRUMENTS
    Short-term investments consist of highly liquid investment grade securities that mature between four and twelve months from the reporting date. Marketable non-current investments consist of liquid investment grade securities that mature between thirteen and thirty months from the reporting date.

    The Financial Accounting Standards Board ("FASB") issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective December 1, 1994. This statement revises the balance sheet classification of investments in debt and equity securities and requires that certain investments are to be valued at market value while other investments are to be valued at cost. The Company's investment grade securities have been categorized as Held-to-Maturity Securities, and are recorded at amortized cost which approximates market.

C.  ACQUISITIONS
    During the six months ended May 31, 1995, the Company acquired sixteen dialysis centers. Total consideration paid was $40.8 million, consisting of cash of $29.8 million and 333,488 shares of the Company's common stock, which exceeded the fair market value of assets acquired by $27.5 million.

    The acquisition of three dialysis centers have been accounted for as poolings of interest. Consolidated financial statements for the prior periods to the exchanges have not been restated as the effect of the poolings were not material to the Company. The remaining acquisitions have been accounted for as purchases and, accordingly, have been included in the statement of earnings since their dates of acquisition.

D.  COMMON STOCK OFFERING
    In February 1995, the Company issued two million shares of its common stock in a public offering. The net proceeds from this offering were approximately $59.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended May 31, 1995

As compared to the three months ended May 31, 1994, revenues increased $22.0 million, or 31.4%; costs and expenses $18.2 million, or 31.6%; and earnings from continuing operations before taxes $3.6 million, or 28.4%. In total, net earnings for the period increased $2.5 million, or 34.0%. The increase in revenues and earnings from continuing operations was driven particularly by the continued growth of the dialysis business.

Of the increase in revenues, operating revenues increased $18.9 million, or 27.2%, to $88.5 million for the three months ended May 31, 1995. Revenues from Specialty Services, 90.0% of which was from dialysis services, increased $15.3 million to $78.6 million, or 24.2%. Revenues from Other Services increased $3.6 million to $9.9 million, a 57.3% increase. The increase in Specialty Services revenues was attributable to a 17.6% increase in the number of dialysis treatments from 314,518 to 369,834 which resulted from the addition of 15 new centers, and the addition of the asthma and allergy care business acquired on November 30, 1994. The increase in Other Services revenues primarily reflects the growth of the rehabilitation therapy business. Other income of $3.5 million, was comprised of a $2.2 million gain recorded on the disposition of certain of the Company's ambulatory surgery centers and $1.3 million related to interest earned on tax-free marketable securities.

Of the increase in costs and expenses, operating costs increased $14.8 million, or 33.2%, to $59.5 million for the three months ended May 31, 1995. Specialty Services operating costs, of which dialysis represented 91.9%, increased $12.3 million to $52.6 million, or 30.5%, while operating costs of Other Services increased $2.5 million to $6.9 million, or 59.1%. Specialty Services operating costs increased due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers, higher labor and supply costs, and the addition of the asthma and allergy care business. Operating costs of Other Services increased as a result of the growth of the rehabilitation therapy business. General and administrative expenses increased $3.2 million to $13.5 million, or 30.9%. These expenses include $2.2 million of non-recurring items consisting of a $1.1 million reserve taken for intradialytic parenteral nutrition therapy (IDPN) accounts receivable, $940,000 for severance and compensation arrangements and $200,000 for other charges. In addition, general and administrative expenses increased as a result of continued investment in managed care products.

Six Months Ended May 31, 1995

As compared to the six months ended May 31, 1994, revenues increased $42.0 million, or 31.4%; costs and expenses $35.9 million, or 32.7%; earnings from continuing operations before taxes $6.0 million, or 24.7%; and net earnings from continuing operations, $4.1 million, or 29.1%. During the period ended May 31, 1994, the Company had a gain of $697,000, after applicable taxes, on the sale of its home healthcare nursing business. In total, net earnings for the period increased $3.4 million, or 23.1%. The increase in revenues and earnings was driven particularly by the continued growth of the dialysis business.

Of the increase in revenues, operating revenues increased $38.6 million, or 29.0%, to $171.7 million for the six months ended May 31, 1995. Revenues from Specialty Services, 90.4% of which was from dialysis services, increased $28.6 million, to $151.6 million, or 23.2%. Revenues from Other Services increased $10.0 million to $20.1 million, a 99.0% increase. The increase in Specialty Services revenues was attributable to a 14.1% increase in the number of dialysis treatments from 615,181 to 701,782 which resulted from the addition of 32 new centers, improved patient census, and the addition of the asthma and allergy care business acquired on November 30, 1994. The increase in Other Services revenues primarily reflects the growth of the rehabilitation therapy business. Other income of $4.2 million, was comprised of a $2.2 million gain recorded in the disposition of certain of the Company's ambulatory surgery centers and $2.0 million related to interest earned on tax-free marketable securities.

Of the increase in costs and expenses, operating costs increased $27.6 million, or 31.6%, to $115.0 million for the six months ended May 31, 1995. Specialty Services operating costs, of which dialysis represented 91.0%, increased $20.7 million to $101.6 million, or 25.6%, while operating costs of Other Services increased $6.9 million to $13.4 million, or 106.8%. Specialty Services operating costs increased due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers, higher labor and supply costs, the addition of the asthma and allergy care business and growth in the diabetes management business. Operating costs of Other Services increased as a result of the growth of the rehabilitation therapy business. General and administrative expenses increased $7.9 million to $25.2 million, or 45.8%. These expenses include $2.2 million of non-recurring items consisting of a $1.1 million reserve taken for IDPN accounts receivable, $940,000 for severance and compensation arrangements and $200,000 for other charges. In addition, general and administrative expenses increased as a result of the growth of the rehabilitation therapy business and the development of new managed care products.

The effective tax rate for the period was 38.9% of earnings before income taxes, compared to 41.0% a year earlier. This was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the acquisition and development of dialysis facilities, including the purchase of property, buildings and equipment, as well as the acquisition and development of other businesses. Capital and acquisition expenditures were $42.1 million and $14.1 million for the six months ended May 31, 1995 and 1994, respectively.

Cash flow from financing activities increased by $65.5 million to $67.1 million at May 31, 1995. This increase was primarily the result of the Company's February 16, 1995 public offering from which the Company received net proceeds of $59.6 million.

Cash flow from operations was $7.9 million and $21.1 million for the six months ended May 31, 1995 and 1994, respectively. The Company's working capital increased by $50.0 million to $147.2 million at May 31, 1995, from $97.2 million at November 30, 1994.

For the remainder of fiscal 1995, the Company intends to continue to acquired and develop new dialysis facilities. The Company is also evaluating acquisition and development opportunities in other sectors of specialty health care services. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $70 million for fiscal 1995. The Company believes that cash generated from operations together with available cash and the proceeds from its common stock public offering will be adequate to meet the Company's planned expenditure, acquisition, development and liquidity needs for fiscal 1995.

PART II    OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

    See Part 1, Item 3, of the Company's report on Form 10-K for the fiscal year ended November 30, 1994.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 9, 1995. The vote with respect to each matter is set forth below:

     A. Election of three directors to serve until the annual meeting in 1998 and until their successors are elected;

                                                                   Total Votes
                                        Total Votes for          Against/Withheld
        Nominees                         Each Director          from Each Director
        -------------------              -------------          ------------------
        Stephen G. Pagliuca               19,653,532                 119,351
        Kent J. Thiry                     19,653,870                 119,013
        LeAnne M. Zumwalt                 19,654,822                 118,061

     B. Approved the amendment and restatement of the Company's 1989 Stock Incentive Plan, including the reservation of an additional 700,000 shares for issuance thereunder;

                                       Total Votes
            Total Votes For         Against/Withheld
            ---------------         ----------------
              15,494,759               4,278,124


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   1.    See Exhibit 11 on Page 12

           2.    Exhibit 27 - Financial Data Schedule


     (b) The registrant was not required to file a report on Form 8-K during the three months ended May 31, 1995.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     VIVRA INCORPORATED
                                ----------------------------
                                        (Registrant)





Date:  July 7 , 1995              /s/ LeAnne M. Zumwalt
                                ----------------------------
                                      LeAnne M. Zumwalt
                                 Vice President-Finance and
                                    Secretary / Treasurer

                              VIVRA INCORPORATED

                                EXHIBIT INDEX




EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------
   11.          Computation of Earnings Per Share                          12

   27.          Financial Data Schedule
