Form 10-Q
period 1995-08-31
VIVRA INC
filed 1995-10-12
CIK 850882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---        SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED AUGUST 31, 1995

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

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

                                  YES X   NO
                                     ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of August 31, 1995 was: 24,333,314

      This document contains 13 pages and the Exhibit Index is on Page 12.

                               VIVRA INCORPORATED

                                TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION                                                  PAGE
------------------------------------------                                                 ----
   Item 1.          Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    August 31, 1995 and November 30, 1994                                    3

                    Condensed Consolidated Statements of Earnings for the
                    Three and Nine Months Ended August 31, 1995 and
                    August 31, 1994                                                          4

                    Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended August 31, 1995 and August 31, 1994                    5

                    Notes to Condensed Consolidated Financial Statements                     6


   Item 2.          Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                      7

PART II. OTHER INFORMATION
------------------------------------------
   Item 1.          Legal Proceedings                                                        10

   Item 4.          Submission of Matters to a Vote of Security Holders                      10

   Item 6.          Exhibits and Reports on Form 8-K                                         10

   Signatures                                                                                11

   Exhibit Index                                                                             12

   Exhibit 11       Computation of Earnings Per Share                                        13


                               VIVRA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                              August 31,         Nov. 30,
                                                                                 1995              1994
                                                                            ---------------    --------------
                                                                                                 (Note A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $   82,836         $   79,509
Short-term investments (Note B)                                                 20,224                  -
Accounts receivable, less allowance for doubtful accounts
  (8/31/95 - $13,154 and 11/30/94 - $10,321)                                    54,074             51,353
Prepaid expenses and other current assets                                        9,783              7,348
Deferred income taxes                                                           13,580             10,674
                                                                            ----------         ----------
Total Current Assets                                                           180,497            148,884

NON-CURRENT ASSETS
Marketable non-current investments (Note B)                                     29,489                  -
Property, buildings and equipment -- at cost less allowances for
  depreciation (8/31/95 - $48,951 and 11/30/94 - $43,273)                       72,581             65,972
Other assets                                                                     7,647              5,335
Goodwill                                                                        90,805             55,816
                                                                            ----------         ----------
                                                                            $  381,019         $  276,007
                                                                            ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                            $    6,467         $    9,833
Accrued payroll and related benefits                                            22,060             23,073
Other accrued expenses                                                           9,035             10,466
Income taxes                                                                     1,149              1,769
Current maturities on long-term debt                                             1,354              6,499
                                                                            ----------         ----------
Total Current Liabilities                                                       40,065             51,640
Long-term debt -- exclusive of current maturities                                1,547              4,938
Deferred income taxes                                                            9,151              6,184
Minority interest                                                                  257              1,391

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 80.0 million
  shares; issued 24.3 million shares in 1995 and 20.8 million in 1994              243                208
Additional paid-in capital                                                     140,917             54,891
Retained earnings                                                              185,646            156,755
Net unrealized gain on marketable securities,
  less applicable income taxes                                                   3,193                  -
                                                                            ----------         ----------
Total Stockholders' Equity                                                     329,999            211,854
                                                                            ----------         ----------
                                                                            $  381,019         $  276,007
                                                                            ==========         ==========


      See accompanying notes to condensed consolidated financial statements

                               VIVRA INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                               Three Months Ended                  Nine Months Ended
                                                                    August 31,                         August 31,
                                                                1995         1994                  1995          1994
                                                            ------------------------            -------------------------
REVENUES
Operating revenues                                          $  87,654      $  73,887            $  259,391     $  207,026
Other income                                                    2,113            505                 6,317          1,264
                                                            ---------      ---------            ----------     ----------
Total Revenues                                                 89,767         74,392               265,708        208,290

COSTS AND EXPENSES
Operating                                                      59,936         48,296               174,941        135,683
General and administrative                                      9,745         10,246                35,038         27,593
Depreciation                                                    2,732          2,570                 7,790          7,332
Interest (principally on long-term debt)                           25            146                   317            423
                                                            ---------      ---------            ----------     ----------
Total Costs and Expenses                                       72,438         61,258               218,086        171,031


Earnings from continuing operations, before
   minority interest and income taxes                          17,329         13,134                47,622         37,259
Minority interest                                                (208)          (121)                 (394)          (105)
                                                            ---------      ---------            ----------     ----------
Earnings from continuing operations, before income
   taxes                                                       17,121         13,013                47,228         37,154
Income taxes                                                    6,712          5,335                18,431         15,233
                                                            ---------      ---------            ----------     ----------
Net earnings from continuing operations                        10,409          7,678                28,797         21,921
Gain on sale of discontinued operations, less
   applicable taxes                                                 -              -                     -            697
                                                            ---------      ---------            ----------     ----------
NET EARNINGS                                                $  10,409      $   7,678            $   28,797     $   22,618
                                                            =========      =========            ==========     ==========

EARNINGS PER SHARE:
   Net earnings from continuing operations                  $     .43      $     .37            $     1.25     $     1.07
   Gain on sale of discontinued operations                          -              -                     -            .03
                                                            ---------      ---------            ----------     ----------
   Net earnings                                             $     .43      $     .37            $     1.25     $     1.10
                                                            =========      =========            ==========     ==========
AVERAGE NUMBER OF COMMON SHARES                                24,084         20,694                23,039         20,493


      See accompanying notes to condensed consolidated financial statements

                               VIVRA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                       August 31,
                                                                                  1995            1994
                                                                            -----------------------------
OPERATING ACTIVITIES
Net earnings                                                                $    28,797      $    22,618
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                9,675            8,876
     Gain on sale of discontinued operations                                          -           (1,229)
     Loss (Gain) on sale of property and investments                             (4,161)              16
     Other                                                                       (4,017)          (2,026)
     Changes in assets and liabilities:
       Accounts receivable                                                       (8,794)             736
       Prepaid expenses and other current assets                                 (3,213)            (249)
       Deferred income taxes                                                     (2,906)          (2,482)
       Accounts payable                                                           1,043              897
       Accrued payroll and related benefits                                        (631)           4,518
       Other accrued expenses                                                    (3,273)             270
       Income taxes                                                                (760)           2,556
                                                                            -----------      -----------
Net cash flow from operations                                                    11,760           34,501

FINANCING ACTIVITIES
Payments on long-term debt                                                       (6,098)          (3,613)
Proceeds from common stock offering                                              59,593                -
Proceeds from exercise of stock options and related transactions                 16,937            6,334
                                                                            -----------      -----------
Net cash flow from financing                                                     70,432            2,721

INVESTING ACTIVITIES
Purchase of property, buildings and equipment                                   (21,869)         (13,011)
Purchase of marketable securities                                               (42,798)               -
Proceeds from sale of property, buildings and equipment                          28,647              185
Proceeds from sale of discontinued operations                                         -            6,238
Proceeds from investments in partnerships                                             -            1,627
Minority interest investment                                                          -           (1,500)
Payment for business acquisitions, net of cash acquired                         (42,845)          (6,158)
                                                                            -----------      -----------
Net cash flow used in investing                                                 (78,865)         (12,619)
                                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents                              3,327           24,603
Beginning cash and cash equivalents                                              79,509           52,535
                                                                            -----------      -----------
Ending cash and cash equivalents                                            $    82,836      $    77,138
                                                                            ===========      ===========






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

     The Financial Accounting Standards Board ("FASB") issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective December 1, 1994. This statement revises the balance sheet classification of investments in debt and equity securities and requires that certain investments are to be valued at market value while other investments are to be valued at cost. The Company's debt securities have been categorized as Held-to-Maturity Securities, and are recorded at amortized cost which approximates market. The Company's equity securities have been categorized as Available-for-Sale Securities, and are recorded at market value, with unrealized gains and losses net of income taxes, reported as a separate component of Stockholders' Equity.

C.   ACQUISITIONS

     During the nine months ended August 31, 1995, the Company acquired twenty dialysis centers. Total consideration paid was $56.3 million, consisting of cash of $39.3 million and 547,773 shares of the Company's common stock, which exceeded the fair market value of assets acquired by $42.4 million.

     Also during the nine months ended August 31, 1995, the Company acquired several physician practices and a network. Total cash consideration paid was $3.9 million, which exceeded the fair market value of assets acquired by $3.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended August 31, 1995

As compared to the three months ended August 31, 1994, revenues increased $15.4 million, or 20.7%; costs and expenses $11.1 million, or 18.3%; and earnings from continuing operations before taxes $4.1 million, or 31.6%. In total, net earnings for the period increased $2.7 million, or 35.6%.

Of the increase in revenues, operating revenues increased $13.8 million, or 18.6%, to $87.6 million for the three months ended August 31, 1995. Revenues from Specialty Services, 90.0% of which was from dialysis services, increased $18.5 million to $84.5 million, or 28.1%. Revenues from Other Services decreased $4.7 million to $3.1 million, a 60.3% decrease. The increase in Specialty Services revenues was attributable to a 23.6% increase in the number of dialysis treatments from 319,889 to 395,248 which resulted from the addition of 9 new centers, and the addition of the asthma and allergy care business acquired on November 30, 1994. The decrease in Other Services revenues is a direct result of the sale of the Company's ambulatory surgery center and rehabilitation therapy businesses in May and July 1995, respectively. Other income of $2.1 million, included a gain of $2.0 million from the sale of the Company's rehabilitation therapy business and $1.2 million related to interest earned on tax-free marketable securities. The gain was offset by a $1.1 million valuation adjustment related to the wind-down of the Company's physician practice management business and the closure of one of its practices.

Of the increase in costs and expenses, operating costs increased $11.6 million, or 24.1%, to $59.9 million for the three months ended August 31, 1995. Specialty Services operating costs, of which dialysis represented 89.5%, increased $14.7 million to $57.7 million, or 34.3%, while operating costs of Other Services decreased $3.1 million to $2.2 million, or 58.5%. Specialty Services operating costs increased due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers, and the addition of the asthma and allergy care business. Operating costs of Other Services decreased as a result of the sale of the ambulatory surgery center and rehabilitation therapy businesses. General and administrative expenses decreased $501,000 to $9.7 million, or 4.9%. These expenses include $900,000 of non-recurring items consisting of $650,000 for relocation and termination arrangements and $250,000 for other charges.

Nine Months Ended August 31, 1995

As compared to the nine months ended August 31, 1994, revenues increased $57.4 million, or 27.6%; costs and expenses $47.1 million, or 27.5%; earnings from continuing operations before taxes $10.1 million, or 27.1%; and net earnings from continuing operations, $6.9 million, or 31.4%. During the period ended August 31, 1994, the Company had a gain of $697,000, after applicable taxes, on the sale of its home healthcare nursing business. In total, net earnings for the period increased $6.2 million, or 27.3%.

Of the increase in revenues, operating revenues increased $52.4 million, or 25.3%, to $259.4 million for the nine months ended August 31, 1995. Revenues from Specialty Services, 90.1% of which was from dialysis services, increased $47.1 million, to $236.2 million, or 24.9%. Revenues from Other Services increased $5.3 million to $23.2 million, a 29.1% increase. The increase in Specialty Services revenues was attributable to a 17.3% increase in the number of dialysis treatments from 935,070 to 1,097,030 which resulted from the addition of 38 new centers, improved patient census, and the addition of the asthma and allergy care business acquired on November 30, 1994. The increase in Other Services revenues primarily reflects the growth of the rehabilitation therapy business prior to the Company's sale of the business in July 1995. Other income of $6.3 million, was comprised of a $2.2 million gain recorded in the disposition of the Company's ambulatory surgery center business, a $2.0 million gain from the sale of the Company's rehabilitation therapy business, and $3.2 million related to interest earned on tax-free marketable securities. The rehabilitation therapy business gain was offset by a $1.1 million valuation adjustment related to the wind-down of the Company's physician practice management business and the closure of one of its practices.

Of the increase in costs and expenses, operating costs increased $39.3 million, or 28.9%, to $174.9 million for the nine months ended August 31, 1995. Specialty Services operating costs, of which dialysis represented 90.5%, increased $35.5 million to $159.3 million, or 28.6%, while operating costs of Other Services increased $3.8 million to $15.6 million, or 33.4%. Specialty Services operating costs increased due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers, the addition of the asthma and allergy care business and growth in the diabetes management business. Operating costs of Other Services increased as a result of the growth of the ambulatory surgery center and rehabilitation therapy businesses prior to the Company's sale of these businesses in May and July 1995, respectively. General and administrative expenses increased $7.4 million to $35.0 million, or 21.2%. These expenses include $3.1 million of non-recurring items consisting of a $1.1 million reserve taken for IDPN accounts receivable, $940,000 for severance and compensation arrangements, $650,000 for relocation and termination expenses and $450,000 for other charges. Furthermore, general and administrative expenses increased as a result of the addition of the asthma and allergy care business.

The effective tax rate for the period was 39.0% of earnings before income taxes, compared to 41.0% a year earlier. This was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the acquisition and development of dialysis facilities, including the purchase of property, buildings and equipment, as well as the acquisition and development of other businesses. Capital and acquisition expenditures were $64.7 million and $19.2 million for the nine months ended August 31, 1995 and 1994, respectively.

Cash flow from financing activities increased by $67.7 million to $70.4 million at August 31, 1995. This increase was primarily the result of the Company's February 16, 1995 public offering from which the Company received net proceeds of $59.6 million.

Cash flow from operations was $11.8 million and $34.5 million for the nine months ended August 31, 1995 and 1994, respectively. The Company's working capital increased by $43.2 million to $140.4 million at August 31, 1995, from $97.2 million at November 30, 1994.

For the remainder of fiscal 1995, the Company intends to continue to acquire and develop new dialysis facilities. The Company is also evaluating acquisition and development opportunities in other sectors of specialty health care services. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $85 million for fiscal 1995. The Company believes that cash generated from operations together with available cash and the proceeds from its common stock public offering will be adequate to meet the Company's planned expenditure, acquisition, development and liquidity needs for fiscal 1995.

INFLATION AND CHANGES IN PRICES

On April 24, 1995, the Health Care Financing Administration ("HCFA") corrected the government's interpretation of the amendment to the Medicare Secondary Payer ("MSP") End Stage Renal Disease ("ESRD") provision of the Social Security Act contained in the Omnibus Reconciliation Act of 1993 ("OBRA 93").

The effect of this reinterpretation of the Law is to make Medicare the primary payer in cases where a Medicare beneficiary is entitled to benefits on the basis of either age or disability and ESRD and where the entitlement other than ESRD precedes the ESRD diagnosis. Previously, a memorandum issued by HCFA indicated that the MSP provisions would apply irrespective of whether the ESRD diagnosis was before or after the Medicare entitlement other than ESRD.

On June 6, 1995, the United States District Court for the District of Columbia issued a preliminary injunction precluding HCFA from implementing its reinterpretation for services furnished between August 10, 1993 and April 24, 1995. In the event this preliminary injunction is not upheld, the Company may be required to refund amounts paid by commercial payers and bill Medicare as the primary payer for patients whose Medicare eligibility preceded their eligibility due to ESRD.

Intradialytic Parenteral Nutrition ("IDPN") therapy is a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. In early 1993, HCFA designated four durable medical equipment regional carriers (the "DMERCs") to process reimbursement claims for IDPN therapy. To date these DMERCs have established stringent medical policies for reimbursement of IDPN therapy which has led to the denial of most claims. The Company is currently appealing these denied claims. HCFA is currently reviewing the DMERCs position with respect to medical policy and claims reimbursement. The final outcome of this review is uncertain and may ultimately affect the number of patients eligible to receive reimbursement for IDPN therapy. Patients receiving IDPN therapy prior to the designation of the DMERCs are "grandfathered" under the prior carrier's medical policies and continue to be eligible for reimbursement. Based upon the continued uncertainty with respect to reimbursement for services provided, the Company has limited administration of this therapy to patients who have been "grandfathered" or have private insurance.

PART II    OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

     See Part 1, Item 3, of the Company's report on Form 10-K for the fiscal year ended November 30, 1994.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits
          See Exhibit 11 on Page 13
          Exhibit 27 - Financial Data Schedule

     b)   Reports on form 8-K

         On August 16, 1995, the Company filed a report on Form 8-K with respect to the Oakwood Kidney Center, P.C. and Wyandotte Kidney Center, P.C. acquisitions. In addition, audited financial statements of a substantial majority of the businesses acquired by the Company since November 30, 1994 were included.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        VIVRA  INCORPORATED
                                                   -----------------------------
                                                          (Registrant)


Date:       October 12, 1995                        /s/   LeAnne M. Zumwalt
      -----------------------------                -----------------------------
                                                          LeAnne M. Zumwalt
                                                    Executive Vice President and
                                                        Secretary / Treasurer

                               VIVRA INCORPORATED
                                  EXHIBIT INDEX

     EXHIBIT NO.                                                    PAGE NO.
     -----------                                                    --------
           11.          Computation of Earnings Per Share              13

           27.          Financial Data Schedule