Form 10-K
period 1995-11-30
VIVRA INC
filed 1996-02-27
CIK 850882

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
(Mark One)
          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended November 30, 1995
OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________________to_______________________
Commission file number:  1-10261

                             VIVRA INCORPORATED
                       ----------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                           94-3096645
-----------------------------------------------                 ----------------
    (State or other jurisdiction of                               (IRS Employer
          Identification No.)
     incorporation or organization)

          400 Primrose, #200, Burlingame, California                   94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (ZIP Code)

Registrant's telephone number, including area code       (415) 348-8200
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
           Title of each class                              which registered

     Common Stock, $.01 par value                      New York Stock Exchange
    Preferred Stock Purchase Rights                    New York Stock Exchange
   --------------------------------                    -----------------------

                 Securities registered pursuant to Section 12(g) of the Act:
                                             None
                         ------------------------------------------
                                       (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 15, 1996, based on the closing price on the New York Stock Exchange, was: $1,130,706,187.

     Number of shares of Common Stock outstanding on February 15, 1996:
37,072,334

                              Documents Incorporated By Reference

     Definitive Proxy Statement for the Company's May 2, 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 ( incorporated in Part III hereof to the extent indicated in Items 10, 11, 12 and 13 hereof).

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

     Vivra is a provider of specialty health care services, principally the delivery of dialysis services. The Company is the second largest provider of dialysis services in the United States and treats approximately 11,500 patients through approximately 200 centers in 26 states and the District of Columbia. In addition, through its Vivra Specialty Partners segment, it provides network management in the specialty care areas of asthma/allergy, cardiology, diabetes, dialysis/nephrology, ENT and obstetrics/gynecology. Vivra's business strategy is to compete in specialties/disease states where Vivra can demonstrably deliver differentiated care to high -cost patient populations.

     When used in this Report on Form 10-K, the words "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed in the Investment Considerations section below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

CONSIDERATIONS

     MEDICARE AND MEDICAID DIALYSIS REIMBURSEMENT. The Company estimates that approximately 66% of its dialysis revenues, including revenues for the reimbursement of the administration of the drug erythropoietin ("EPO"), for fiscal year 1994, and 70% for fiscal year 1995, were reimbursements from Medicare and Medicaid under the End-Stage Renal Disease ("ESRD") program administered by the Health Care Financing Administration ("HCFA"). Numerous Congressional actions have resulted in changes in the average Medicare reimbursement rate from a fixed fee of $138 per treatment in 1983, to a current average rate of $126. The Medicaid programs are also subject to statutory and regulatory changes that could affect the rate of Medicaid reimbursement. The Company is not able to predict whether and to what extent changes to Medicare and Medicaid reimbursement rates will be made in the future. Any reduction in these reimbursement rates would have a material adverse effect on the Company's revenues and net earnings.

     ERYTHROPOIETIN REIMBURSEMENT AND SUPPLY. Since June 1, 1989, Medicare and Medicaid have provided reimbursement for the administration of EPO to dialysis patients for the treatment of anemia. During fiscal 1994 and 1995, approximately 84% and 85%, respectively, of the Company's dialysis patients received EPO. The Company's revenues from the administration of EPO were approximately $42.0 million and $54.4 million, respectively, or 17% and 19% of dialysis revenues, for those periods. Effective January 1, 1994, Medicare and Medicaid reimbursement for the administration of EPO was reduced from $11.00 to $10.00 per 1,000 units. Any further reduction in the reimbursement rate for the administration of EPO could have an adverse effect on the Company's revenues and net earnings. In addition, EPO is produced by a single manufacturer and any interruption of supply could adversely affect the Company's revenues and net earnings.

     INTRADIALYTIC PARENTERAL NUTRITION THERAPY REIMBURSEMENT. Intradialytic Parenteral Nutrition ("IDPN") therapy is a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. In early 1993, HCFA designated four durable medical equipment regional carriers (the "DMERCs") to process reimbursement claims for IDPN therapy. To date, these DMERCs have denied most claims and the Company is currently appealing these denied claims. HCFA is currently reviewing the DMERCs position with respect to medical policy and claims reimbursement. The final outcome of this review is uncertain and may ultimately affect the number of patients eligible to receive reimbursement for IDPN therapy. Patients receiving IDPN therapy prior to the designation of the DMERCs are "grandfathered" under the prior carriers medical policies and continue to be eligible for reimbursement. Since May 1995 and based upon the continued uncertainty with respect to reimbursement for services provided, the Company has limited administration of this therapy to patients who have been "grandfathered" or have private insurance.

     OTHER SOURCES OF DIALYSIS REIMBURSEMENT. The Company estimates that approximately 34% and 30% of its dialysis revenues for the fiscal years ended 1994 and 1995, respectively, were derived from sources other than Medicare and Medicaid. Of these revenues, the largest portion came from private insurance for chronic dialysis treatments. Reimbursement from hospitals for acute dialysis treatments was also significant. In general, private insurance reimbursement and reimbursement for treatments performed at hospitals are at rates significantly in excess of Medicare and Medicaid rates. The Company believes that private payers will be required in the future to assume a greater percentage of the costs of dialysis care as the existing ESRD program is reviewed by the United States Congress, and as a result, private payers will focus on reducing dialysis payments as their overall dialysis costs increase.
In addition, as health maintenance organizations ("HMOs") and other managed care providers expand, they will have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis.

     CAPITATED AGREEMENTS. The Company has entered into specialty care capitated agreements with payers that provide for the receipt of monthly prepaid fees per individual enrollee for specifically enumerated services. The Company has only entered into such capitated agreements in those states where the Company is expressly permitted to assume this type of risk. Under these agreements, the Company is generally responsible for the provision of all covered professional services with respect to the specialty care area. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. The Company intends to enter into additional capitated agreements during fiscal 1996.

     OPERATING MARGINS. There can be no assurance that the Company will be able to maintain its historical operating margins in its dialysis business. The Company's costs are subject to continuing increases as a result of rising labor and supply costs, opening and start-up expenses for new dialysis centers, the development of new managed care products and general inflation. At the same time, reimbursement rates for dialysis treatments, from both public and private payers, depend on a number of factors and may remain flat or be reduced. In addition, private payers will likely seek to reduce the amount which they pay for dialysis treatments. The Company is seeking to improve operating margins through increased productivity and various cost containment programs; however, there can be no assurance that its operating margins will not decline in the future.

     GROWTH OF DIALYSIS BUSINESS. The Company is attempting to increase its rate of acquisition and development of new dialysis centers. Accordingly, the Company has increased its development staff and budget. The dialysis industry is highly competitive with respect to acquisitions of existing dialysis facilities and recruiting Medical Directors for new centers. Certain of the Company's competitors have substantially greater financial resources than the Company and compete with the Company for the acquisition of facilities. Competition for acquisitions has increased significantly in recent years and, as a result, the cost of acquiring existing dialysis facilities has also increased. To the extent that the Company is unable to acquire existing dialysis facilities economically, to develop facilities profitably or to recruit Medical Directors to operate its facilities, its ability to expand its dialysis business would be reduced significantly.

     GROWTH OF NEW BUSINESS. The Company has acquired and expects to acquire additional healthcare service businesses outside of the dialysis area. The development or acquisition of new businesses could require a significant capital commitment. Such new businesses or new facilities of existing businesses may incur significant losses and experience delays in attaining profitability or may never become financially viable. Further, they may not provide the Company with revenue as predictable as historically provided by the Company's dialysis business. In addition, certain companies, some of which have longer operating histories and greater financial resources than those of the Company, are providing specialty healthcare and physician practice management services similar to those that the Company provides or may provide. The Company may be forced to compete with these entities for the acquisition of the assets of specialty medical practices, contracts to manage such practices and, in some cases, the employment of practice physicians. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the Company's markets, or that competition will not make it more difficult to expand in such markets on terms profitable to the Company. In addition, the Company intends to expand its existing businesses by contracting with managed care payers on a capitated or at-risk basis. Under capitated or at-risk contracts, the health care provider agrees to provide care for a fixed rate based on the number of health care plan members, regardless of the amount of care required. As a result, the service provider bears the risk of excess utilization. To the extent that a health care plan member requires more care than anticipated, the capitation rate paid to the health care provider may be insufficient to cover the costs associated with provided services. If the aggregate costs associated with providing medical services exceed the aggregate of the capitation rates, the Company could, directly or indirectly, be forced to absorb some of these costs which could have a negative effect on the Company's revenues and net earnings.

     GOVERNMENT REGULATION. The Company is subject to extensive federal and state regulation regarding, among other things, fraud and abuse, health and safety, environmental compliance and toxic waste disposal. In particular, the illegal remuneration provisions of the Social Security Act and similar state laws impose civil and criminal sanctions. These sanctions include disqualification from participation in the Medicare and Medicaid programs for persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment which is paid for in whole or in part by Medicare and Medicaid or for otherwise generating revenues reimbursed by either of these programs. In July 1991 and in November 1992, the federal government published final regulations that provide exceptions or "safe harbors" from the illegal remuneration prohibitions for certain business transactions. Transactions that satisfy the criteria under the applicable safe harbors are deemed not to violate the illegal remuneration provisions. The Company seeks to comply with the safe harbors in those instances where possible. Due to the breadth of the statutory provisions and the absence in certain instances of regulations or court decisions addressing many of the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. The Office of Inspector General (the "OIG") of the Department of Health and Human Services ("HHS") has previously published warnings that it believes two practices common in the dialysis services industry may violate certain statutory provisions. The Company believes that it has a reasonable basis for continuing practices which the OIG may regard as within the scope of the OIG's warnings and that, if challenged by the OIG, it could defend these practices. However, there can be no assurance that the Company will not be required to change one or more of these practices or be subject to sanctions. The Company's revenues and net earnings would be adversely affected as a result of any such change or sanctions. The Company has never been challenged under these statutes, however, and believes it complies in all material respects with these and all other applicable laws and regulations.

     Under both the Omnibus Budget Reconciliation Act of 1993 ("Stark II") and certain state legislation, it is unlawful for a physician to refer patients for certain designated health services to an entity with which the physician has a financial relationship. The Company believes that the language and history of Stark II indicate that Congress did not intend to include dialysis services and certain services and items provided incident to dialysis services within the legislative prohibition. However, certain services, including prescription drugs, clinical laboratory services and parenteral and enteral nutrients, equipment, and supplies, even when provided in conjunction with dialysis services, could be construed as designated health services within the meaning of Stark II. Due to the breadth of the statutory provisions and the absence of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that certain of the Company's practices might be challenged under these laws which could result in civil penalties, including exclusion or suspension of the Company from future participation in Medicare and Medicaid programs, and substantial fines.
Although there can be no assurance, the Company believes that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance under the provisions of Stark II, including relevant exceptions. If Stark II is broadly interpreted by HCFA to apply to the Company and the Company cannot achieve material compliance, it could have a material adverse effect on the Company's revenues and net earnings. See "Business--Government Regulation."

     NATIONAL HEALTH CARE REFORM. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or, whether such changes, if made, will have a material adverse effect on its revenues and net earnings.

     DEPENDENCE ON PHYSICIAN REFERRALS. The Company's facilities depend upon their Medical Directors and to a lesser extent other local nephrologists for referrals of ESRD patients for treatment. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a significant portion of the patient base. The loss of one or more key physicians at a particular facility could have a material adverse effect on the operations of that facility, and the loss of a significant number of physicians could adversely affect the Company's overall operations.

VIVRA RENAL CARE

  DIALYSIS SERVICES

     The Company is the second largest provider of dialysis services in the United States. The Company intends to develop and acquire facilities primarily in existing and contiguous geographic markets and to increase the number of physicians and other sources of patient referrals.

     END-STAGE RENAL DISEASE. ESRD is the state of advanced renal impairment that is irreversible and fatal without treatment. According to HCFA, the number of patients who require chronic dialysis services grew from approximately 66,000 in 1982 to approximately 187,000 in 1994, representing a compound annual growth rate of 9%. The Company attributes the continuing growth in the number of ESRD patients principally to the aging of the general population, demographic trends and medical advances resulting in increased life expectancy of patients with hypertension, diabetes and other illnesses that lead to ESRD. Additionally, management believes, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment. Qualified patients with ESRD have been entitled since 1973 to Medicare benefits regardless of age or financial circumstances.

     TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE. Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplant surgery. HCFA estimates that, as of December 31, 1994, 82% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities. The remaining 18% were treated in the home or in the hospital as inpatients. Patients treated in the home are monitored by a designated outpatient facility or qualified physician's office.

     Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluid and salt from the patient's blood, and a machine to control external blood flow and to monitor certain vital signs of the patient. Typically dialysis for the chronic patient is performed three times per week, for approximately four hours per treatment, and continues for the patient's lifetime.

     Peritoneal dialysis is generally performed by the patient at home. The most common methods are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). Peritoneal dialysis offers patients an improved lifestyle, but is limited in application by a higher incidence of infection. Both CAPD and CCPD uses the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CCPD uses a mechanical device to cycle dialysis solution while a patient is sleeping.

     An alternative treatment not provided by the Company is kidney transplantation. While this option, when successful, is the most desirable form of therapeutic intervention, the shortage of suitable donors limits the availability of this surgical procedure as a treatment option. In addition, attempts are being made to develop new drugs, medical treatments or artificial kidneys that prevent or reduce the necessity for dialysis.

     LOCATION, CAPACITY AND OPERATION OF FACILITIES. As of November 30, 1995, the Company owned and operated 199 facilities of which 175 are located in leased premises and 24 are located in buildings owned by the Company. The facilities range in size from 6 to 41 stations; the average size is 15 stations. The facilities are located as follows: California (34); Florida (30); Texas (19); Georgia (18); Alabama and Pennsylvania (14 each);

South Carolina and Virginia (11 each); Louisiana (6); Maryland, North Carolina, and the District of Columbia (4 each), Connecticut, Michigan, Missouri, New Jersey, Oklahoma and Oregon (3 each); Arizona, Kansas, New Mexico and Tennessee (2 each); Colorado, Illinois, Iowa and West Virginia (1 each). As an investment, the Company owns 40% of a clinical laboratory which provides many of the Company's dialysis testing services.

     The number of the Company's facilities has increased during the past five years; during that period, the Company acquired 51 existing facilities, developed 56 new facilities and closed 12 facilities. Treatments provided by the Company have increased by 102.4% during this period through an increase in the number of patients at existing centers as well as an increase in the number of centers. During fiscal 1995, Vivra's "same store" patient growth was 6%. There can be no assurance that the Company will continue to experience similar growth.

                                     NUMBER OF
                         NUMBER OF   TREATMENTS
 FISCAL YEAR END        FACILITIES   PROVIDED
 ---------------        ----------   --------

      1990                104          642,567
      1991                112          745,987
      1992                128          886,979
      1993                138        1,087,385
      1994                150        1,256,397
      1995                199        1,510,172



     The above table includes total CAPD and CCPD treatments of 48,164, 64,463, 83,579, 114,340, 136,092 and 171,846 in fiscal 1990 through 1995, respectively.

     As required by Medicare regulations, each of the Company's facilities is supervised by a Medical Director. The Company's Medical Directors are licensed physicians in private practice who are directly responsible for assuring the quality of patient care. A Unit Administrator, who is generally a registered nurse, supervises the day-to-day operation of each facility and the staff. The staff consists of registered nurses, medical technicians, nurses aides, a unit clerk, and certain part-time employees, including a social worker, a registered dietitian and a machine repair technician. Each facility is staffed in a manner that allows the number of personnel to be adjusted efficiently according to the number of patients receiving treatment. The Company engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers. Each of the Company's facilities collects and analyzes quality assurance data which is reviewed regularly by regional and corporate management to continually monitor and improve the standard of care being provided.

     SOURCES OF DIALYSIS REVENUES. The Company estimates that approximately 70% of its dialysis revenues, including revenues for the reimbursement of the administration of EPO, for each of the fiscal years 1991, 1992 and 1993, 66% for fiscal year 1994 and 70% for fiscal 1995, were reimbursements from Medicare and Medicaid under ESRD administered by HCFA and the states. Numerous congressional actions have resulted in changes in the average Medicare reimbursement rate from a fixed fee of $138 per treatment in 1983, to a current average rate of $126. The Medicaid programs are also subject to statutory and regulatory changes that could affect the rate of Medicaid reimbursement. The Company is not able to predict whether and to what extent changes to Medicare and Medicaid reimbursement rates will be made in the future. Any reduction in these reimbursement rates would have material adverse effects on the Company's revenues and net earnings.

     New dialysis patients must wait 90 days after commencement of dialysis treatments to qualify under the Medicare ESRD reimbursement program. Often patients do not have the means or insurance to pay for treatment during this 90-day waiting period. If new patients do have private insurance, or belong to an employer group health plan, regulations require such insurance to pay for up to the first 21 months of dialysis treatment before Medicare reimbursement begins. If a secondary carrier such as Medicaid or a private insurer cannot be found, the Company may not be reimbursed for the initial waiting period or the 20% copayment of the ESRD rate which is not paid by Medicare. The Company seeks to assist patients who may not initially have adequate sources of reimbursement or insurance to obtain coverage, if possible.

     Since June 1, 1989, Medicare and Medicaid have provided reimbursement for the administration of EPO to dialysis patients for the treatment of anemia. During fiscal 1994 and 1995, approximately 84% and 85%, respectively, of the Company's dialysis patients received EPO. Revenues from the administration of EPO were approximately $42.0 million and $54.4 million, respectively, or 17% and 19%, respectively, of dialysis revenues, for those periods. Effective January 1, 1994, Medicare and Medicaid reimbursement for the administration of EPO was reduced from $11 to $10 per 1,000 units. Any further reduction in the reimbursement rate for the administration of EPO would have a negative impact on the Company's revenues and net earnings. In addition, EPO is produced by a single manufacturer, and any interruption of supply could adversely affect the Company's revenues and net earnings.

     The Company estimates that approximately 34% of its dialysis revenues for the fiscal year ended 1994 and 30% for 1995, were derived from sources other than Medicare and Medicaid. Of these revenues, the largest portion came from private insurance for chronic dialysis treatments. In general, private insurance reimbursement and reimbursement for treatments performed at acute care hospitals are at rates significantly in excess of Medicare and Medicaid rates. The Company believes that private payers will be required in the future to assume a greater percentage of the costs of dialysis care as the existing federal ESRD program is reviewed by the United States Congress, and as a result, private payers will focus on reducing dialysis payments as their overall dialysis costs increase. In addition, as HMOs and other managed care providers expand, they will have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis. The Company is unable to predict to what extent decreases in these reimbursement rates will be made in the future. Any reduction in the ability of the Company to charge rates that are in excess of those paid by Medicare and Medicaid would have a significant negative effect on the Company's revenues and net earnings. The business segment information set forth in footnote 10 to the Company's Consolidated Financial Statements are incorporated herein by reference.

     SPECIALTY PHARMACY SERVICES

     In September 1991, the Company established Associated Health Services ("AHS") to provide IDPN pharmacy and support services to its dialysis patients. AHS operates a pharmacy in Southern California and provides IDPN therapy services to dialysis patients in facilities owned by third parties, in addition to VRC's patients.

     IDPN therapy is a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. The Company is reimbursed by the Medicare program for the administration of IDPN therapy through its pharmacy which provides IDPN prescriptions and support services to certain of its dialysis patients and other third-party patients. In early 1993, HCFA designated four DMERCs to process reimbursement claims for IDPN therapy. To date these DMERCs have denied most claims and the Company is currently appealing these denied claims. HCFA is currently reviewing the DMERCs position with respect to medical policy and claims reimbursement. The final outcome of this review is uncertain and may ultimately affect the number of patients eligible to receive reimbursement for IDPN therapy. Patients receiving IDPN therapy prior to the designation of the DMERCs are "grandfathered" under the prior carriers medical policies and continue to be eligible for reimbursement. Since May 1995 and based upon the continued uncertainty with respect to reimbursement for services provided, the Company has limited administration of this therapy to patients who have been "grandfathered" or have private insurance.

VIVRA SPECIALTY PARTNERS

     Vivra Specialty Partners ("VSP") develops and manages specialty networks of independent and group practices spanning a payer's market. VSP's strategy is to allow payers to deliver specialty care to an entire market in a coordinated effort to improve care, deliver market share to the specialists and reduce costs. In many instances, these specialty networks are the vehicle through which VSP provides comprehensive disease management. VSP is currently active in:

         -    Asthma/Allergy    -    Dialysis/Nephrology
         -    Cardiology        -    ENT
         -    Diabetes          -    OB-GYN


     Annualized network revenues have grown from approximately $5 million to $24 million in the last six months. VSP has capitated contracts covering approximately 2.5 million lives. Within targeted markets, VSP expects to move beyond network affiliations to strengthen the linkage with VSP's physician partners through practice acquisitions. Vivra intends to devote significant management resources and capital, to the extent such opportunities are available, to VSP. The business segment information set forth in footnote 10 to the Company's Consolidated Financial Statements are incorporated herein by reference.

     ASTHMA ALLERGY CARE SERVICES

     On November 30, 1994, the Company acquired what it believes is currently the only national company providing focused medical care for acute and chronic asthmatics and other allergy sufferers. As a result, the Company currently manages 25 asthma allergy care practices in 13 states. Asthma is a chronic disease with periodic acute episodes that range from mildly inconvenient to life-threatening. Over the past decade, the asthma allergy care market has grown and the Company estimates that currently over $6.0 billion is spent annually in the United States on the treatment of these chronic diseases. Over half of this cost is in hospitalizations and emergency room visits. Studies have shown that the vast majority of these hospitalizations and emergency room visits can be avoided by proper management of the patient's care.

     The Company believes that the U.S. asthma population will continue to grow and intends to expand its asthma allergy care services. The Company's strategy is to acquire well-regarded allergists who will be included in its existing practice management organization and to create organized networks to contract for and manage the delivery of high quality, cost effective care. Its practices and networks will provide healthcare payers the ability to access geographically dispersed allergists and standardized treatment management guidelines. The goal is to improve health and reduce costly hospital admissions. The Company has currently effective capitated agreements with managed care providers covering approximately 850,000 lives.

     DIABETES

     In March 1992, the Company acquired Vivra Health Advantage, Inc. ("VHA"), the second largest provider of diabetes management services to hospitals. VHA was founded in 1987, and as of November 30, 1995, had contracts to provide services in twenty hospitals in ten states. VHA works collaboratively with hospital clients to develop and operate programs to achieve cost effective clinical outcomes in the management of diabetes and the healing of chronic wounds. The emphasis is on increasing patient education and aggressive medical management. Services are done in cooperation with the attending physicians and hospital staff to help patients prevent complications in an effort to reduce hospitalizations.

     Diabetes Mellitus is a chronic disease afflicting over 13 million Americans of whom about 6.5 million remain undiagnosed. Each year about 651,000 new cases of diabetes are identified. Proper management of diabetes lowers the cost of direct medical care, reduces employee productivity losses, and reduces complications such as lower extremity amputations, kidney failure and blindness.

     OTHER SPECIALTY AREAS

     VSP is also a manager of specialty networks to contract for and manage the delivery of high quality, cost effective care in the areas of cardiology, obstetrics/gynecology and ENT. In these specialties, VSP has contracts covering an estimated 2.5 million lives. Additionally, VSP in certain circumstances acquires well-regarded practitioners in these areas. The networks and practices will provide healthcare payers the ability to access geographically dispersed specialists and standardized treatment management guidelines. VSP may also expand into other specialties.

     VIVRA NETWORK SERVICES (VNS)

     VNS is VSP's network information processing company. VNS provides claims processing and management reporting to VSP's specialty networks. In addition, VSP has contracts with ten third party specialty networks covering approximately
1.8 million lives to provide claims processing and management reporting services.

OTHER SERVICES

     During the fiscal year ended November 30, 1995, the Company sold its ambulatory surgery, rehabilitation therapy and physician practice management businesses. The business segment information set forth in footnote 10 to the Company's Consolidated Financial Statements are incorporated herein by reference.

COMPETITION

     The dialysis business is highly fragmented, with a number of operators with 25 or fewer centers and a small number of larger, multi-center chains. It is estimated that the six largest providers constitute greater than one-third of the estimated $4 billion outpatient dialysis treatment market. The balance of the market is still fragmented into hospital-based centers and facilities owned by individual nephrologists. Industry consolidation is expected to accelerate as large providers continue to make acquisitions. As a result, the Company faces competition for the acquisition and development of new centers as well as competition for qualified physicians to act as Medical Directors.

     A primary consideration in the selection of a dialysis facility is convenience of location for the patient. Other competitive factors include quality of care and service. While it occurs infrequently, the Company has experienced competition from the establishment of a facility by a former Medical Director.

     Certain companies, some of whom have longer operating histories and greater financial resources than those of the Company, are providing specialty healthcare services and specialty network services similar to those that the Company is providing or pursuing. The Company may be forced to compete with these entities for the acquisition of the assets of specialty medical practices, contracts to manage such practices and, in some cases, the employment of practice physicians. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the Company's markets, or that such competition will not make it more difficult to expand in such markets on terms beneficial to the Company. All of the Company's businesses face significant competition, often from larger companies with greater financial resources and more operating experience.

GOVERNMENT REGULATION

     GENERAL. The Company's dialysis operations are subject to extensive governmental regulation at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facilities must be certified by HCFA.

     Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business. To date, the Company has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations. The healthcare services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that healthcare reform will not result in a material adverse change to the Company.

     FRAUD AND ABUSE. The Company's dialysis operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Federal enforcement officials also may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. If successful, civil penalties could be imposed, including assessments of $2,000 per improper claim for payment plus twice the amount of such claim and suspension from future participation in Medicare and Medicaid programs. Civil suspension for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. Some state statutes also include criminal penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

     In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that satisfy the criteria under the applicable safe harbors will be deemed not to violate the federal anti-kickback statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions would be subject to scrutiny by enforcement agencies. The Company seeks to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances, although many of the Company's arrangements satisfy all of the elements of the relevant safe harbor. Although the Company has never been challenged under the anti-kickback statute and believes it complies in all material respects with this statute and all other applicable related laws and regulations, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any such challenge or any sanction which might be imposed.

     On July 21, 1994, the Secretary of HHS proposed a rule that would modify the original set of safe harbor provisions to give greater clarity to the rulemaking's original intent. The proposed rule would make changes to the safe harbors on personal services and management contracts, small entity investment interests and space rentals, among others. The Company does not believe that the application of these safe harbors to its current arrangements, as set forth above, would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rulemaking process or whether changes in the safe harbors rule will affect the Company's position with respect to the anti-kickback statute.

     MEDICAL DIRECTOR RELATIONSHIPS. The conditions for coverage under the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a Medical Director who is a physician. Generally, the Medical Director must be board eligible or board certified in internal medicine or pediatrics and have had at least 12 months of experience or training in the care of patients at ESRD facilities.

The Company has engaged Medical Directors at each of its facilities. The compensation of the Medical Directors and other physicians under contract is separately negotiated and generally depends upon competitive factors in the local market, the physician's professional qualifications and responsibilities and the size and utilization of the facility or relevant program. The aggregate compensation of the Medical Directors and other physicians under contract is generally fixed in advance for periods of one year or more by written agreement and is set to reflect the fair market value of the services rendered. Because in all cases the Company's Medical Directors and the other physicians under contract refer patients to the Company's facilities, the federal anti-kickback statute could apply. However, the Company believes its contractual arrangements with these physicians are in material compliance with the anti-kickback statute. Among the safe harbors promulgated by the Secretary of HHS is one relevant to the Company's arrangements with its Medical Directors and the other physicians under contract. The Company endeavors to enter into agreements with its Medical Directors and other physicians under contracts which satisfy the requirements of the personal services and management contract safe harbor.

     OTHER RELATIONSHIPS. The OIG has published warnings to the dialysis services industry generally that it believes that the industry-wide practices of obtaining discounts on certain laboratory charges and the payment of remuneration for services provided for IDPN therapy at dialysis centers violate the anti-kickback statute in many, if not most, circumstances. The Company believes that it has a reasonable basis for continuing practices which the OIG may regard as within the scope of the warnings and that, if challenged by the OIG, it could defend these practices. However, there can be no assurance that the Company will not be challenged under the statutes or that, whether or not challenged and subject to sanctions, the Company will not be required to change its current practices. Any such change or challenge, including any sanctions, would have an adverse effect on the Company's revenues and net earnings, as well as its competitors that engage in similar practices.

     Certain of the Company's other operations also receive Medicare and Medicaid reimbursement. While the Company believes that its other operations comply in all material respects with applicable law, there can be no assurance that the Company's other operations will not be subject to challenge or sanctions. Any such challenge or sanctions could have a material adverse effect on the Company's revenues and net earnings.

     STARK II. Stark II restricts physician referrals for certain designated health services to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995.

     A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The Company has entered into compensation agreements with its Medical Directors and other referring physicians; some Medical Directors own stock in the Company. The Company is not aware of any family relationship between a Medical Director and staff at its dialysis facilities.

     Stark II includes certain exceptions for compensation arrangements and ownership that satisfy certain criteria. With respect to compensation arrangements, remuneration from an entity pursuant to a personal services compensation arrangement is excepted from Stark II prohibitions if: (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement; (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity; (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement; (iv) the term of the arrangement is for at least one year; (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties; (vi) the services to be performed do not involve the counseling or promotion or a business arrangement or other activity that violates any state or federal law; and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HHS.

     Another Stark II exception for compensation arrangements applies to bona fide employment relationships. This exception can apply to amounts paid by an employer to a physician-employee if: (i) the employment is for identifiable services; (ii) the amount of remuneration is consistent with the fair market value of services and is not determined in a manner that takes into account, directly or indirectly, the volume or value of any referrals by the referring physician; (iii) the remuneration is provided pursuant to an agreement which would be commercially reasonable even if no referrals were made to the employer; and (iv) the employment meets such other standards that HHS may impose to protect against program or patient abuse. In addition, this exception would permit certain types of productivity bonuses based on personal services performed by the physician or an immediate family member.

     Stark II also includes an exception for a physician's ownership or investment interest in shares in an Investment Company or securities listed on an exchange or quoted on NASDAQ which, in either case, meets certain financial criteria.

     Because of its broad language, Stark II may be interpreted by HHS to apply to the Company's operations. Consequently, Stark II may require the Company to restructure certain existing compensation agreements with its Medical Directors or, in the alternative, to refuse to accept referrals for designated health services from such physicians. Although there can be no assurance, the Company believes that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by HHS to apply to the Company, such application of Stark II could have a material adverse effect on the Company. A broad interpretation of Stark II to include dialysis services and items provided incident to dialysis services would apply to the Company's competitors as well.

     For purposes of Stark II, "designated health services" include, among other things: clinical laboratory services; parenteral and enteral nutrients, certain equipment and supplies; prosthetics; orthotics; prosthetic devices; physical and occupational therapy services; outpatient prescription drugs; and inpatient and outpatient hospital services. Dialysis is not a designated health service, and the Company believes that the language and legislative history of Stark II indicate that Congress may not have intended to include the services and items provided incident to dialysis services within the Stark II prohibitions. However, the Company's provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO and IDPN, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients, include services and items which could be construed as designated health services within the meaning of Stark II. Although the Company does not bill Medicare or Medicaid for hospital inpatient and outpatient services, the Company's Medical Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to the Company within the meaning of Stark II.

     STATE REFERRAL REGULATIONS. A California statute, which became effective January 1, 1995, makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical therapy, physical rehabilitation, psychometric testing, home infusion therapy, or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payer for a service furnished pursuant to a prohibited referral, and prohibits a payer from paying for such a service. Violation of the statute by a physician is a misdemeanor, and will subject the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. Certain patients treated at facilities of the Company receive laboratory services incidental to dialysis services pursuant to the orders of referring physicians. If reimbursement for these services is sought from the Medicare or Medicaid programs, the services are billed directly by the laboratory performing the services. Additionally, certain laboratory services are identified as included among the services for which the Company is financially responsible under the composite rate under Medicare and under other payment arrangements. Therefore, although the Company does not believe that the statute is intended to apply to laboratory services that are provided incident to dialysis services, it is possible that the statute could be interpreted to apply to such laboratory services. The statute includes certain exemptions from its prohibitions; however, the California statute includes no explicit exemption for Medical Director services or other services for which the Company contracts with and compensates referring physicians in California. Thus, if the California statute is interpreted to apply to laboratory services that are provided incident to dialysis services, the Company could be subject to sanctions and would be required to restructure some or all of its relationships with the referring physicians with whom it contracts for Medical Director and similar services. The consequences of such restructuring, if any, cannot be predicted. The Company believes that other states in which the Company does business have or are considering similar legislation.

     STATE LAWS REGARDING PROVISION OF MEDICINE AND INSURANCE. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, many aspects of the Company's business operations, including the unique structure of the relationship between the Company and physicians, have not been the subject of state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationships with physician groups, which could have an adverse effect on the Company.

     Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in the insurance or HMO businesses. As the managed care business evolves, state regulators may begin to scrutinize the practices of, and relationships between, third-party payers, medical service providers and entities providing management and other services to medical service providers with respect to the application of insurance and HMO laws and regulations. The Company does not believe that its practices, which are consistent with those of other health care companies, would subject it to such laws and regulations. However, given the limited regulatory history with respect to such practices, there can be no assurance that states will not attempt to assert jurisdiction. The Company may be subject to prosecution by state regulatory agencies, and accordingly may be required to change or discontinue certain practices which could have a material adverse effect on the Company.

     MEDICARE AND HEALTHCARE REFORM. Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations.

     OTHER REGULATIONS. The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens.

The regulatory requirements apply to all healthcare facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

     Some states have established certificate of need ("CON") programs regulating the establishment or expansion of health care facilities, including dialysis facilities. The CON laws formerly applicable to freestanding dialysis facilities in seven states in which the Company operates dialysis facilities (Arizona, California, Florida, Louisiana, New Mexico, Texas and Virginia) have been repealed or have lapsed and have not been re-enacted.

     The Company believes it is in material compliance with current applicable laws and regulations. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. None of the Company's business arrangements with physicians, vendors, patients or others have been the subject of investigation by any governmental authority. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with such a statute. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business.

INSURANCE

     The Company carries insurance for property damage, public liability and malpractice covering all of its businesses. The public liability and malpractice coverage limits are $40 million for each loss occurrence. The all risk property insurance coverage limits are $10 million based on replacement cost for each loss occurrence. The loss occurrence limit includes separate annual aggregate sublimits for earthquake and flood damage of $5 million each for California and $5 million each for all other states. The Company believes that its insurance coverage is adequate.

EMPLOYEES

     As of November 30, 1995, the Company had approximately 3,600 employees. Employees at one of the Company's dialysis facilities (representing less than 1% of total employees) are covered by a union agreement. The Company considers its labor relations to be satisfactory.

ITEM 2.   PROPERTIES.

     DIALYSIS PROPERTIES: As of November 30, 1995, the Company owned the real property for 24 of its 199 dialysis facilities. The majority of these owned facilities are one to two stories, comprising 1,800 to 16,900 square feet with the majority having 3,000 to 5,000 square feet. Sites range from one to one and one-half acres. The remaining 175 of the Company's dialysis facilities are in leased premises either within general hospitals or in separate buildings. These premises range in size from 2,000 to 8,400 square feet and are occupied under leases, ranging from month-to-month to 60 months duration with varying renewal options. The Company expects to renew these leases from time to time or to lease new space as necessary. The Company leases 51 facilities from Medical Directors on terms consistent with those that would have been obtained from an unrelated third party.

     The Company recently leased a two-story office building in Laguna Hills, California, with approximately 34,000 square feet of space for administrative offices. Concurrently therewith, the Company sold its two-story office building, with approximately 15,000 square feet, and entered into a short-term lease for such building pending occupancy of the newly leased office space. The Company also recently entered into a lease for approximately 19,000 square feet of office space for its corporate headquarters in San Mateo, California. The Company leases an aggregate of approximately 50,000 square feet in Burlingame, California; Louisville, Colorado; Metorie and Covington, Louisiana; Nashville, Tennessee; Atlanta, Georgia; and Miami and Clearwater, Florida for office space and in San Dimas, California for its specialty pharmacy.

ITEM 3.   LEGAL PROCEEDINGS.

     On May 20, 1992, in the Pennsylvania Court of Common Pleas in Delaware County, a complaint was filed against the Company's subsidiary, Community Dialysis Centers (CDC). In September 1993, the court determined that the suit could proceed as a class action on behalf of 93 patients, subsequently reduced to 72, who were treated at one of the CDC facilities, some of whom are alleged to have died or been injured during the course of treatment. Unspecified compensatory and punitive damages are being claimed. Since May 20, 1992, three other individual actions have been filed asserting similar claims, one of which has been settled.

     The Company's insurer has assumed defense of these actions, and the merit of the claims and the extent of the damages are still under investigation. As the investigation is not complete, management is unable to make an informed judgment as to the ultimate resolution of such proceedings and their impact on the results of operations; however, it believes insurance coverage is sufficient to cover any significant losses that are likely to result from these actions and therefore any such losses that would not have a material adverse effect on the Company's financial condition.

     The Company is also subject to other claims and suits in the ordinary course of business. Management believes that insurance is adequate to cover any such claims and therefore they would not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Common Stock of Vivra Incorporated is listed for trading on the New York Stock Exchange under the symbol "V." The following table sets forth for the fiscal periods indicated the high and low sale prices for the Company's Common Stock as reported by the New York Stock Exchange, giving effect to a 3-for-2 stock split effective as of November 22, 1995.

                                            Price Range
                                  ------------------------------
                                       High            Low
                                       ----            ---
          1994
          ----

          First Quarter               $17 1/3        $13 1/8
          Second Quarter              $17 3/4        $15 1/8
          Third Quarter               $17 1/8        $15 1/8
          Fourth Quarter              $19 2/3        $17

          1995
          ----

          First Quarter               $21 7/8        $17 3/4
          Second Quarter              $23 7/8        $18 1/3
          Third Quarter               $22 1/8        $17 3/4
          Fourth Quarter              $23 7/8        $21 1/8


HOLDERS

     There were approximately 1,849 stockholders of record of the Company's Common Stock as of February 15, 1996.

DIVIDENDS

     The Company has not declared or paid any cash dividends. The Board of Directors does not presently intend to pay regular cash dividends on the Common Stock. The payment of future dividends will be dependent upon the earnings, capital requirements and financial condition of the Company and such other business and economic factors as the Board of Directors considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

                       Vivra Incorporated and Subsidiaries


                                                 Year ended November 30

                                              1995        1994       1993          1992       1991
                                              ----        ----       ----          ----       ----

                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF EARNINGS DATA
Operating revenues:
Vivra Renal Care                             $303,570    $254,253   $208,379      $159,004   $122,170
Vivra Specialty Partners                       22,891       3,282      2,154         1,148          -
Other Services                                 24,029      27,114      6,227         2,103          -
                                             --------------------------------------------------------
Total operating revenues                      350,490     284,649    216,760       162,255    122,170
Costs and expenses:
Operating costs                               238,730     188,529    148,046       111,722     83,507
General and administrative                     43,531      37,495     20,722        14,113     10,884
Depreciation                                   10,767       9,552      7,196         4,864      3,878
Interest                                          360         523        912           872        700
                                              -------------------------------------------------------
Total costs and expenses                      293,388     236,099    176,876       131,571     98,969
Earnings from continuing operations
before income taxes                            62,164      50,410     41,105        32,182     24,649
Income taxes                                   24,224      20,668     17,263        13,195      9,860
                                              -------------------------------------------------------
Net earnings from continuing operations
                                               37,940      29,742     23,842        18,987     14,789
Earnings from discontinued operations,
less applicable taxes                               -           -        554           152        259
Gain on sale of discontinued operations,
less applicable taxes                               -         697          -             -          -
                                              -------------------------------------------------------
Net earnings                                $  37,940   $  30,439  $  24,396     $  19,139  $  15,048
                                            =========================================================
Earning per share from continuing
operations                                      $1.08        $.96       $.79          $.65       $.54
                                            =========================================================
Weighted average shares outstanding
                                               35,068      30,834     30,110        29,313     27,630
                                            =========================================================
BALANCE SHEET DATA
Cash and investments                        $ 118,691   $  79,509  $  52,535     $  39,890  $  42,360
Working capital                               131,027      97,244     88,334        72,104     75,756
Total assets                                  402,701     276,007    207,478       170,175    140,670
Long-term obligations                           2,297      11,437      6,783         8,058      7,627
Stockholders' equity                          343,168     211,854    172,267       140,875    118,235


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following is a comparative discussion of Vivra's financial condition and the operating results by fiscal year, for the three years ended November 30, 1995. It should be read in conjunction with Vivra's Consolidated Financial Statements and related Notes.

      The Company has three principal business segments, Vivra Renal Care, Vivra Specialty Partners and Other Services. Vivra Renal Care consists of dialysis and specialty pharmacy services. Vivra Specialty Partners consists of Asthma/Allergy, Diabetes, Cardiology, OB-GYN and ENT network services. Other Services consists of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses which were sold in 1995.

1995 COMPARED WITH 1994

     For fiscal 1995 as compared to fiscal 1994, revenues increased $69.1 million, or 24.1%; costs and expenses $57.3 million, or 24.3%; and earnings from continuing operations before taxes $11.8 million, or 23.3%. In total, net earnings for the year increased $7.5 million to $37.9, or 24.6% compared to 1994.

     Of the increase in revenues, operating revenues increased $65.8 million, 23.1%, to $350.5 million. Revenues from Vivra Renal Care increased $49.3 million to $303.6 million, or 19.4%; Vivra Specialty Partners increased $19.6 million to $22.9 million; and Other Services decreased $3.1 million to $24.0 million, an 11.4% decrease. The increase in revenues from Vivra Renal Care was attributable to the growth in the number of treatments provided and growth in the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia. Treatments grew 20.2% from 1,256,397 to 1,510,172 as a result of the net addition of 49 centers. For 1995, revenues from EPO were $54.4 million, compared to $42.0 million in the prior year, a 29.5% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. As of November 30, 1995, approximately 85% of the Company's dialysis patients were receiving EPO, compared to 84% in 1994. The increase in revenues from Vivra Specialty Partners was due to the addition of the asthma/allergy product as of November 30, 1994, the growth in diabetes services and the addition of various specialty network products during the year. The decrease in Other Services revenues was a direct result of the sale of the Company's ambulatory surgery center and rehabilitation therapy businesses in May and July 1995, respectively. Other income of $5.2 million, included a $2.2 million gain from the disposition of the Company's ambulatory surgery center business, a $2.0 million gain from the sale of the Company's rehabilitation therapy business, $2.3 million of charges related to the wind-down, sale and discontinuation of the Company's primary care physician practice management business and a $1.0 million write-down as a result of the pending sale of the Vivra Renal Care corporate office building. In addition, other income included $4.3 million of interest earned on tax-free marketable securities.

     Of the increase in costs and expenses, operating costs increased $50.2 million, or 26.6%, to $238.7 million. Vivra Renal Care operating costs increased $37.3 million to $205.5 million, or 22.2%; Vivra Specialty Partners increased $16.5 million to $17.9 million; and Other Services decreased $3.6 million to $15.3 million, a 19.0% decrease. The increase in Vivra Renal Care operating costs was due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers and the cost of the administration of EPO. Vivra Specialty Partners operating costs increased due to the growth in diabetes services and the additions of the ENT, asthma/allergy and cardiology products. Operating costs of Other Services decreased as a result of the sale of the ambulatory surgery and rehabilitation therapy businesses in 1995. General and administrative expenses increased $6.0 million to $43.5 million, or 16.1%. These expenses include $3.1 million of non-recurring items consisting of a $1.1 million reserve taken for intradialytic parenteral nutrition therapy accounts receivable, $1.6 million for severance and compensation, relocation and termination expenses and $450,000 for other charges. Furthermore, general and administrative expenses increased as a result of the addition of the asthma/allergy product. In total, general and administrative expenses decreased to 12.4% of total revenues for 1995, as compared to 13.2% in 1994. Depreciation increased $1.2 million, or 12.7%, to $10.8 million, due to an increase in depreciable assets of the dialysis business and the ambulatory surgery business prior to the sale of the business in May 1995.

     The effective tax rate for 1995 was 39.0% of earnings before income taxes, compared with 41.0% a year earlier. This decrease was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.
1994 COMPARED WITH 1993

     For fiscal 1994 as compared to fiscal 1993, revenues increased $68.5 million, or 31.4%; costs and expenses $59.2 million, or 33.5%; earnings from continuing operations before taxes $9.3 million, or 22.6%; and net earnings from continuing operations $5.9 million, or 24.7%. In addition, during the year, the Company recorded a gain of $697,000, after applicable taxes, on the sale of its home healthcare nursing business. Accordingly, the results of operations for this business are shown separately as discontinued operations for the year ended November 30, 1993 in the Consolidated Statement of Earnings, restated for comparative purposes. In total, net earnings for the year increased $6.0 million to $30.4 million, or 24.8% compared to 1993.

     Of the increase in revenues, operating revenues increased $67.9 million, 31.3%, to $284.6 million. Revenues from Vivra Renal Care increased $45.9 million to $254.2 million, or 22.0%; Vivra Specialty Partners increased $1.1 million to $3.3 million, or 52.4%; and Other Services increased $20.9 million to $27.1 million, a 335.4% increase. The increase in revenues from Vivra Renal Care was attributable to a 15.5% increase in the number of treatments from 1,087,385 to 1,256,397 as a result of the net addition of 12 centers and improved patient census. An improvement in the payer mix (See further discussion in INFLATION AND CHANGES IN PRICES), revenues from the administration of EPO and other ancillary services also contributed to the increase in dialysis revenues. For 1994, revenues from EPO were $42.0 million, compared to $33.8 million in the prior year, a 24.3% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. As of November 30, 1994, approximately 84% of the Company's dialysis patients were receiving EPO, compared to 82% in 1993. The increase in revenues from Vivra Specialty Partners was due to the growth in diabetes services. The increase in Other Services revenues primarily reflects the acquisition and growth of the rehabilitation therapy business, and the addition of new ambulatory surgery centers. Other income, from interest earned on short-term investments, increased $649,000 to $1.9 million, or 53.2%, as a result of increased cash balances.

     Of the increase in costs and expenses, operating costs increased $40.5 million, or 27.3%, to $188.5 million. Vivra Renal Care operating costs increased $23.9 million to $168.2 million, or 16.6%; Vivra Specialty Partners increased $685,000 to $1.4 million, or 93.9%; and Other Services increased $15.9 million to $18.9 million, or 516.3%. The increase in Vivra Renal Care operating costs was due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers, the cost of the administration of EPO and higher labor and supply costs. Vivra Specialty Partners operating costs increased due to the growth in diabetes services. Operating costs of Other Services increased as a result of the acquisition and growth of the rehabilitation therapy businesses, the addition of new ambulatory surgery centers and the start-up of the primary care physician practice management business. General and administrative expenses increased $16.8 million to $37.5 million, or 80.9%, as a result of an increased volume of business, the addition of the rehabilitation therapy business, increased goodwill incurred as a result of acquisitions made during the past year, costs associated with the development of the ambulatory surgery and specialty pharmacy businesses, the development of new managed care products and increased incentive compensation expense. Depreciation increased $2.4 million, or 32.7%, to $9.5 million, due to an increase in depreciable assets of the dialysis and ambulatory surgery businesses.

     As a result of revenues increasing less rapidly than costs and expenses, earnings from continuing operations before taxes as a percentage of revenues decreased to 17.6% compared to 18.9% in 1993. Overall, net earnings from continuing operations increased $5.9 million, or 24.7%, as a result of increased revenues, despite a slight decline in before-tax earnings margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for the acquisition and development of dialysis facilities, including the purchase of property, plant and equipment, and the acquisition and development of its new specialty products. Acquisition expenditures for fiscal years ended November 30, 1995 and 1994 were $84.6 million, consisting of $66.7 million in cash and 848,391 shares of the Company's Common Stock and $18.6 million, consisting of $9.2 million in cash and 596,421 shares of the Company's Common Stock. Routine capital expenditures were $28.4 million and $20.5 million for the fiscal years ended November 30, 1995 and 1994, respectively.

     Cash flow from operations was $23.4 million and $43.2 million, for the
years ended November 30, 1995 and 1994, respectively.   The decrease of $19.8
million was primarily attributable to the Company funding increases in accounts receivable of $15.9 million. The increases in accounts receivable reflect growth in the Company's business operations and, beginning in 1994, a sharp reduction in IDPN claims approved for payment (See further discussion in INFLATION AND CHANGES IN PRICES). Cash flow from financing activities increased by

$64.9 million to $71.8 million in fiscal 1995. This increase was primarily the result of the Company's February 16, 1995 public offering in which the Company sold 2,992,500 shares of Common Stock and received net proceeds of $59.6 million. The Company's working capital increased by $33.8 million to $131.0 million at November 30, 1995, from $97.2 million at November 30, 1994.

     In fiscal 1996, the Company currently plans to continue to acquire and develop new dialysis facilities and expand its specialty network products. The Company expects that its capital and acquisition expenditures for fiscal 1996 will exceed expenditures for fiscal 1995. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $115 million. The Company believes that cash generated from operations together with available cash, the ability to issue Common Stock for acquisitions and issue debt or equity capital will be adequate to meet the Company's planned capital expenditure, acquisition and development and liquidity needs for fiscal 1996.

INFLATION AND CHANGES IN PRICES

     In 1995 and 1994, approximately 70% and 66% of the Company's dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's costs.

     The balance of dialysis revenues, which are paid at rates significantly in excess of Medicare and Medicaid, represented 30% of revenues in 1995 compared to 34% in 1994. The decline in revenues from these sources was due to the April 24, 1995 clarification of the government's original interpretation of an amendment to the Social Security Act contained in the Omnibus Reconciliation Act of 1993 ("OBRA 93"). OBRA 93 established rules for determining whether Medicare or an Employer Group Health Plan ("EGHP") should be the primary payer when beneficiaries who are eligible for or entitled to Medicare on the basis of End Stage Renal Disease ("ESRD") are also entitled to Medicare on the basis of age or disability. The Health Care Financing Administration ("HCFA") originally required EGHP's to be the primary payer during the benefits coordination period when a patient had dual entitlement. However, on April 24, 1995, HCFA revised its interpretation of this statute to make Medicare the primary payer in cases where a patient would otherwise be eligible for Medicare coverage prior to the patients ESRD diagnosis or when the patient's EGHP was intended to be supplemental. On June 6, 1995, the United States District Court for the District of Columbia issued a preliminary injunction precluding HCFA from implementing its revised interpretation for services furnished between August 10, 1993 and April 24, 1995. In the event this preliminary injunction is not upheld, the Company may be required to refund amounts paid by commercial payers and bill Medicare as the primary payer for these patients whose Medicare eligibility preceded their eligibility due to ESRD. Furthermore, any restriction or reduction of the Company's ability to charge rates in excess of those paid by Medicare and Medicaid would have a significant negative effect on the Company's revenues and earnings.

     Intradialytic Parenteral Nutrition ("IDPN") therapy is a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. In early 1993, HCFA designated four durable medical equipment regional carriers (the "DMERCs") to process reimbursement claims for IDPN therapy. To date these DMERCs have denied most claims and the Company is currently appealing these denied claims. HCFA is currently reviewing the DMERCs position with respect to medical policy and claims reimbursement. The final outcome of this review is uncertain and may ultimately affect the number of patients eligible to receive reimbursement for IDPN therapy. Patients receiving IDPN therapy prior to the designation of the DMERCs are "grandfathered" under the prior carriers medical policies and continue to be eligible for reimbursement. Since May 1995 and based upon the continued uncertainty with respect to reimbursement for services provided, the Company has limited administration of this therapy to patients who have been "grandfathered" or have private insurance.

RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is incorporated by reference from pages 25 through 47 hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                     PART IV


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information Concerning Nominees and Continuing Directors" and "Information Concerning Executive Officers" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "Compensation of Executive Officers" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Beneficial Ownership" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements.  The Financial Statements listed in
               response to Item 8 are filed herewith.

          2.   The following Financial Statement Schedules are filed herewith:

                    Valuation and Qualifying Accounts

          3.   Exhibits:

               (3)  Articles of Incorporation and By-Laws of Registrant

                    (3.1) Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 and incorporated herein by reference.

                    (3.2) By-Laws (filed as Exhibit 3B to Registrant's Registration Statement on Form 10, File No. 1-10261 incorporated herein by reference.)

               (4)  Instruments defining the Rights of Securities Holders

                    (4.1) Amended and Restated Rights Agreement dated February 13, 1996 between Registrant and the First National Bank of Boston
                              (filed as Exhibit 4D to the Company's Form 10/A Filed on February 15, 1996 and incorporated herein by reference).

               (10) Material Contracts

                    (10.1) Debenture Payment Assumption Agreement between Registrant and Community Psychiatric Centers filed as Exhibit 10.5A.6 to Registrant's Registration Statement on Form 10, File No. 1-10261, filed May 26, 1989, incorporated herein by reference.

                    (10.2) Registrant's Transition Consultants Stock Option Plan (Filed as Exhibit 10G to the Registrant's Registration Statement on Form 10, File No. 1-10261 and incorporated herein by reference).

                              (10.2.1) Transition Consultants Stock Option Agreement (filed as Exhibit 10.4.4 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated herein by reference).

                    (10.3)    Registrant's Amended Revised 1989 Stock Incentive
                              Plan.

                    (10.4)    Registrant's Profit Sharing Plan (Filed as Exhibit
                              10.11 to Registrant's Amendment on Form 8 to
                              Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference.)

                    (10.5) Form of Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to Registrant's report on Form 10-K for its fiscal year ended November 30, 1991, and incorporated herein by reference).

                    (10.6)    Employment Agreement between Registrant and
                              Kent J. Thiry, dated as of December 1, 1992 (filed as Exhibit 10.6 to Registrant's Amendment on Form 8 to Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference).

                    (10.7) Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.

                    (10.8) Form of agreement between the Registrant and the Medical Directors of its dialysis facilities (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, File No. 33-34438 and incorporated herein by this reference).

                    (*10.9) Agreement effective February 1, 1996 between Amgen Inc. and the Registrant.

                    (*10.10) Agreement effective February 1, 1996 between Bellco Drug Corp., Metro Health Corp. and the Registrant.

               (11) Statements re Computation of Per Share Earnings.

               (21) Subsidiaries of the Registrant.

               (23) Consent of Independent Auditors.

* Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commissioner.

               (b)  Reports on Form 8-K, filed in the fourth quarter of 1995:
                    None.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    VIVRA INCORPORATED


                    By /s/ Kent J. Thiry               Date:  February 23, 1996
                       ---------------------------
                        Kent J. Thiry
                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                    /s/ Kent J. Thiry                  Date:  February 23, 1996
                    ------------------------------
                    Kent J. Thiry
                    President, Chief Executive Officer
                    and Director
                    (Principal Executive Officer)


                    /s/ David G. Conner, M.D.           Date:  February 23, 1996
                    ------------------------------
                    David G. Connor, MD
                    Director


                    /s/ Richard B. Fontaine            Date:  February 23, 1996
                    ------------------------------
                    Richard B. Fontaine
                    Director


                                                       Date:  February __, 1996
                    ------------------------------
                    Alan R. Hoops
                    Director


                    /s/ David L. Lowe                  Date:  February 23, 1996
                    ------------------------------
                    David L. Lowe
                    Director


                    /s/ John M. Nehra                  Date:  February 23, 1996
                    ------------------------------
                    John M. Nehra
                    Director


                                                       Date:  February __, 1996
                    ------------------------------
                    Stephen G. Pagliuca
                    Director

                    /s/ LeAnne M. Zumwalt              Date:  February 23, 1996
                    ------------------------------
                    LeAnne M. Zumwalt
                    Executive Vice President, Secretary,
                    Treasurer and Director
                    (Principal Accounting and
                    Financial Officer)

                           Annual Report on Form 10-K


                  Item 8, Item 14(a)(1) and (2), (c) and (d)

                  Financial Statements and Supplementary Data

        List of Financial Statements and Financial Statement Schedule

                               Certain Exhibits

                        Financial Statement Schedule

                        YEAR ENDED NOVEMBER 30, 1995


                    Vivra Incorporated and Subsidiaries

                           Burlingame, California

Form 10-K--Item 14(a)(1) and (2)

                    Vivra Incorporated and Subsidiaries

         List of Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Vivra Incorporated and subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheet-November 30, 1995 and 1994

Consolidated Statement of Earnings-Years ended November 30, 1995, 1994 and 1993

Consolidated Statement of Stockholders' Equity-Years ended November 30, 1995, 1994 and 1993

Consolidated Statement of Cash Flow-Years ended November 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements-November 30, 1995

The following consolidated financial statement schedule of Vivra Incorporated and subsidiaries is included in Item 14(d):

Schedule II    -    Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Board of Directors
Vivra Incorporated

We have audited the accompanying consolidated balance sheets of Vivra Incorporated and subsidiaries as of November 30, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flow for each of the three years in the period ended November 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vivra Incorporated and subsidiaries at November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally
accepted accounting principles.   Also, in our opinion, the related financial
statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed further in Note 1 to the consolidated financial statements, effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."





                                         ERNST & YOUNG LLP


January 24, 1996
Los Angeles, California

                       Vivra Incorporated and Subsidiaries

                          Consolidated Balance Sheet


                                                                                NOVEMBER 30,
                                                                              1995       1994
                                                                             ------     ------
                                                                               (IN THOUSANDS)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $ 52,565   $ 79,509
Short-term investments - held-to-maturity and available-for-sale (NOTE 4)       43,616          -
Accounts receivable, less allowance for doubtful accounts (1995 -
$12,865 and 1994 - $10,321)                                                     61,350     51,353
Inventories                                                                      8,822      6,368
Prepaid expenses and other current assets                                        1,949        980
Deferred income taxes (NOTE 6)                                                  14,514     10,674
                                                                              -------------------
Total Current Assets                                                           182,816    148,884

Marketable non-current investments - held-to-maturity (NOTE 4)                  22,510          -
Property, buildings and equipment - at cost, less allowances for
depreciation (NOTES 5 AND 7)                                                    75,107     65,972
Other assets                                                                     8,456      5,335
Goodwill and other intangibles, less accumulated amortization
(1995 - $6,185 and 1994 - $4,378)                                              113,812     55,816
                                                                              -------------------
                                                                              $402,701   $276,007
                                                                              ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $  10,839  $   9,833
Accrued payroll and related benefits                                            22,344     23,073
Other accrued expenses                                                          10,232     10,466
Income taxes (NOTE 6)                                                            3,884      1,769
Current portion of deferred income taxes                                         3,532          -
Current maturities of long-term debt (NOTE 7)                                      958      6,499
                                                                             --------------------
Total Current Liabilities                                                       51,789     51,640

Long-term debt - exclusive of current maturities (NOTE 7)                        1,339      4,938

Deferred income taxes (NOTE 6)                                                   6,643      6,184

Minority interest                                                                (238)      1,391

STOCKHOLDERS' EQUITY (NOTE 8):
Common stock, par value $.01 per share; authorized 80.0 million shares; issued 36.6 million shares in 1995 and 31.2 million
in 1994                                                                            366        208
Additional paid-in capital                                                     142,777     54,891
Retained earnings                                                              194,955    156,755
Net unrealized gain on marketable securities, less applicable income taxes       5,070          -
                                                                              -------------------
Total Stockholders' Equity                                                     343,168    211,854
                                                                              -------------------
                                                                              $402,701   $276,007
                                                                              ===================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   Page 30 of 53

                             Vivra Incorporated and Subsidiaries

                             Consolidated Statement of Earnings


                                                                               YEAR ENDED NOVEMBER 30
                                                                       1995             1994            1993
                                                                       -----            -----           -----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES
Operating revenues                                                    $350,490         $284,649        $216,760
Other income                                                             5,157            1,870           1,221
                                                                      -----------------------------------------
Total Revenues                                                         355,647          286,519         217,981

COSTS AND EXPENSES
Operating                                                              238,730          188,529         148,046
General and administrative                                              43,531           37,495          20,722
Depreciation                                                            10,767            9,552           7,196
Interest                                                                   360              523             912
                                                                      -----------------------------------------
Total Costs and Expenses                                               293,388          236,099         176,876
                                                                      -----------------------------------------
Earnings from continuing operations, before minority interest
and income taxes                                                        62,259           50,420          41,105
Minority interest                                                          (95)             (10)              -
                                                                      -----------------------------------------

Earnings from continuing operations, before income taxes
                                                                        62,164           50,410          41,105
Income taxes (NOTE 6)                                                   24,224           20,668          17,263
                                                                      -----------------------------------------
Net earnings from continuing operations                                 37,940           29,742          23,842

Earnings from discontinued operations, less applicable taxes
(NOTE 3)                                                                     -                -             554

Gain on sale of discontinued operations, less applicable
taxes (NOTE 3)                                                               -              697               -
                                                                      -----------------------------------------
NET EARNINGS                                                         $  37,940        $  30,439       $  24,396
                                                                     ==========================================

EARNINGS PER SHARE (PRIMARY AND FULLY DILUTED):
Net earnings from continuing operations                              $    1.08     $        .96    $        .79
Earnings from discontinued operations                                        -                -             .02
Gain on sale of discontinued operations                                      -              .02               -
                                                                     ------------------------------------------
Net earnings                                                         $    1.08  $        .99(1)    $        .81
                                                                     ==========================================
AVERAGE NUMBER OF COMMON SHARES:
Primary                                                                 35,068           30,834          30,075
Fully diluted                                                           35,068           30,834          30,110
                                                                     ==========================================


_____________________

(1) As a result of rounding, year to date earnings per share was $.99 rather than $.98.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Vivra Incorporated and Subsidiaries

                               Consolidated Statement of Stockholders' Equity

                                                                                                             Net Unrealized
                                                                   Additional                                Gain (Loss) on
                                                           Common   Paid-In    Retained   Treasury Stock       Marketable
                                                                                          ---------------
                                                            Stock    Capital   Earnings   Shares    Amount     Securities
                                                            ------   --------  ---------  -------   -------    -----------
                                                                          (IN THOUSANDS)

BALANCE AT DECEMBER 1, 1992                                 $127     $40,590   $101,356    42       $(1,198)
Common Stock split effected by three-
for-two distribution (NOTE 8)
                                                              64       (103)               21
Cash paid in lieu of issuance of
fractional shares                                                       (12)
Exercise of employees' stock  options,
net of treasury stock
transactions (NOTE 8)                                          5       2,522               (63)      1,198
Income tax benefits derived from
employee stock option                                                  2,776
transactions
Stock issued in connection with
acquisitions (NOTE 2)                                          4           9        533
Net earnings for year                                                            24,396
                                                            --------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1993                                 200      45,782    126,285      -           -              -
Exercise of employees' stock options, net of treasury stock
transactions (NOTE 8)
                                                               6       4,163
Income tax benefits derived from
employee stock option                                                  3,514
transactions
Stock issued in connection with
acquisition (NOTE 2)                                           2       1,432         31
Net earnings for year                                                            30,439
                                                            --------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1994                                 208      54,891    156,755      -           -             -
Common stock split affected by three-
for-two distribution (NOTE 8)
                                                             103       (103)
Cash paid in lieu to issuance of
fractional shares                                                       (59)
Sale of Common Stock (NOTE 8)                                 30      59,562
Exercise of employees' stock options, net of treasury stock
transactions (NOTE 8)
                                                              14      13,800
Income tax benefits derived from
employee stock option                                                  5,162
transactions
Stock issued in connection with
acquisition (NOTE 2)                                          11       9,524       260
Net earnings for year                                                           37,940
Net unrealized gain on marketable
securities, less applicable
income taxes (NOTE 6)                                                                                               $5,070
                                                            ---------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1995                                $366    $142,777  $194,955       -           -          $5,070
                                                            ===============================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Vivra Incorporated and Subsidiaries

                               Consolidated Statement of Cash Flow



                                                                         YEAR ENDED NOVEMBER 30

                                                                      1995      1994      1993
                                                                     ------    ------    ------
                                                                             (IN THOUSANDS)

OPERATING ACTIVITIES
Net earnings                                                         $37,940   $30,439   $24,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                         13,648    11,473     8,400
Assets held for sale                                                       -         -   (3,261)
Gain on sale of discontinued operations                                    -   (1,229)         -
Loss (Gain) on sale of property and investments                      (1,565)     1,061         1
Other                                                                (6,159)   (3,626)      (81)
Changes in assets and liabilities:
Accounts receivable                                                 (15,893)   (1,428)   (3,610)
Inventories                                                          (2,403)   (1,238)     (578)
Prepaid expenses and other current assets                            (1,645)       296       521
Deferred income taxes                                                (3,841)   (4,039)   (2,094)
Accounts payable                                                       5,324     (818)      (44)
Accrued payroll and related benefits                                   (418)     6,430     3,416
Other accrued expenses                                               (3,422)     4,761     1,071
Income taxes                                                          1,785     1,129       380
                                                                      --------------------------
Net cash flow from operations                                         23,351    43,211    28,517

FINANCING ACTIVITIES
Payments on long-term debt                                           (6,701)   (3,632)   (1,494)
Proceeds from Common Stock offering                                   59,592         -         -
Proceeds from long-term borrowing                                          -     2,838         -
Proceeds from exercise of stock options and related transactions      18,918     7,683     6,451
                                                                      --------------------------
Net cash flow from financing                                          71,809     6,889     4,957

INVESTING ACTIVITIES
Purchase of property, buildings and equipment                       (28,431)  (20,524)  (12,055)
Purchase of held-to-maturity investments                            (51,037)         -         -
Purchase of available-for-sale investments                           (4,985)         -         -
Proceeds from sale of property, buildings and equipment               29,158       193        14
Proceeds from sale of discontinued operations                              -     6,238         -
Proceeds from investments in partnerships                                841     1,627     1,097
Minority interest investment                                         (1,000)   (1,500)         -
Payment for business acquisitions, net of cash acquired             (66,650)   (9,160)   (9,885)
                                                                    ----------------------------
Net cash flow used in investing                                    (122,104)  (23,126)  (20,829)
                                                                    ----------------------------
Net increase (decrease) in cash and cash equivalents                (26,944)    26,974    12,645
Beginning cash and cash equivalents                                  79,509     52,535    39,890
                                                                    ----------------------------

Ending cash and cash equivalents                                    $52,565    $79,509   $52,535
                                                                    ============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Vivra Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements


                              November 30, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. In December 1993, the Company sold its home healthcare nursing business, Personal Care Health Services. The related gain on the sale is shown separately in 1994 under discontinued operations. The 1993 results of operations for the home healthcare nursing business are shown separately under discontinued operations, with the Consolidated Statement of Earnings restated for comparative purposes. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Certain amounts have been reclassified to conform with 1995 presentations.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


FINANCIAL INSTRUMENTS

     Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("FAS 115"), which resulted in a change in the accounting for debt and equity securities held for investment purposes. In accordance with FAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading, and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of Stockholders' Equity. The adoption of FAS 115 had no effect on the Company's reported earnings in fiscal 1995.

INVENTORIES


     Inventories of supplies are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

PROPERTY, BUILDINGS AND EQUIPMENT

     Depreciation is computed on the straight-line method based on the estimated useful lives of buildings or items of equipment.

PREOPENING COSTS

     Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a one to three year period.

GOODWILL AND OTHER INTANGIBLES

     Goodwill resulting from acquisitions is being amortized on a straight-line basis over 15 to 40 years. The Company reviews the performance of its operating units periodically to determine if an impairment has occurred. If events or changes in circumstances indicate that an impairment exists, the Company writes-down the corresponding goodwill to fair value. Other intangible assets are being amortized on a straight-line basis over 15 to 30 years.

INCOME TAXES

     Effective December 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES ("FAS 109"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets. The Company adopted FAS 109 prospectively. There was no cumulative effect of the change in the method of accounting for income taxes.

OPERATING REVENUES

     Operating revenues include amounts for services reimbursable by Medicare, Medicaid, certain Blue Cross and other third-party payers under reimbursement formulas in effect. Operating revenues are recorded net of any related contractual allowances. Medicare and Medicaid provided approximately 63% of the Company's operating revenues in fiscal year 1995. The balance of revenues, approximately 37%, was from insurance, private and other third-party payers.

STOCK OPTIONS

     Proceeds from the exercise of stock options are credited to Common Stock to the extent of par value, and the balance to additional paid-in capital. No charges or credits are made to earnings with respect to options granted or exercised. Income tax benefits derived from the exercise of non-incentive stock options and from sales of stock obtained from incentive stock options before the minimum holding period are credited to additional paid-in capital.

EARNINGS PER SHARE

     Earnings per share have been computed based upon the weighted average number of shares of Common Stock outstanding during each year after adjusting for stock splits and giving effect for Common Stock equivalents arising from stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations, or to be disposed of, when such impairment has been determined. The Company will adopt FAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2. ACQUISITIONS AND DISPOSITIONS

     In 1995, the Company acquired twenty-eight dialysis centers. Total consideration paid was $76.0 million, consisting of cash of $58.0 million and 848,391 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by $59.7 million.

     Also in 1995, the Company acquired seven physician businesses. Total cash consideration was $9.9 million, which exceeded the fair value of net assets acquired by $9.8 million.

     The purchase price of 1995 acquisitions was allocated to $76.3 million of assets acquired, less $1.2 million of cash, and $2.4 million of liabilities assumed. The consideration included the Company's Common Stock and $66.7 million of cash.

     During 1994, the Company acquired five dialysis centers. Total consideration paid was $4.3 million, consisting of cash of $763,000 and 255,777 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by approximately $1.8 million.

     Also during 1994, the Company acquired eight physician practice and related businesses. Total consideration paid was $8.8 million, consisting of cash of $6.6 million and 130,043 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by approximately $6.2 million.

     In November 1994, the Company purchased certain assets and liabilities in Asthma and Allergy CareAmerica, Inc., a provider of outpatient asthma/allergy care. Total consideration paid was $4.8 million, consisting of cash of $1.3 million and 210,602 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by approximately $2.1 million. The purchase agreement entitles the selling shareholders to receive further consideration of up to $14.3 million payable in cash or Common Stock of the Company, based upon meeting predetermined earnings targets in the years 1995 through 1998. The 1995 earnings target was not met, therefore no earnout payment was made.

     During 1993, the Company acquired six dialysis centers. Total consideration paid was $17.9 million , consisting of cash of $9.9 million and 663,750 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by approximately $9.2 million.

     The acquisitions of four dialysis centers in 1995, three dialysis centers in 1994, in addition to one physician practice, and two dialysis centers in 1993 have been accounted for as pooling of interests. Consolidated Financial Statements for the periods prior to the exchanges have not been restated as the effect of the poolings were not material to the Company.

     The acquisitions of the remaining dialysis centers and related specialty businesses have all been accounted for as purchases and, accordingly, have been included in the statement of earnings since their dates of acquisition.


     In June 1995, the Company completed the sale of the assets related to the operation of its five ambulatory surgery centers. In connection with the sale, the Company realized a pre-tax gain of $2.2 million.

     In July 1995, the Company sold its 60% interest in South Coast Rehabilitation Services ("SCRS"), a medical rehabilitation provider. In connection with the sale, the Company realized a pre-tax gain of $2.0 million.

     The following table presents the unaudited consolidated results of operations on a pro forma basis as though the acquisitions made in 1995 had occurred on December 1, 1993.

                               YEAR ENDED NOVEMBER 30
                               1995              1994
                               -----             -----
                          (IN THOUSANDS, EXCEPT PER SHARE
                                  AMOUNTS)

Operating Revenues           $382,518          $339,825
Net Earnings                   39,162            32,328
Earnings per Share              $1.12             $1.02


3. DISCONTINUED OPERATIONS

     In December 1993, the Company sold its home healthcare nursing business, Personal Care Health Services. The cash proceeds net of retained assets, liabilities and taxes were approximately $5.9 million. Accordingly, the home healthcare nursing business has been classified as a discontinued operation in the accompanying Consolidated Statement of Earnings.

     Net assets held for sale in the accompanying Consolidated Balance Sheet are composed of $3.2 million net current assets and $502,000 of net noncurrent assets as of November 30, 1993. These amounts consist primarily of accounts receivable, furniture and equipment and related liabilities.

     The sale of the home healthcare nursing business resulted in a gain on the sale of discontinued operations in the accompanying Consolidated Statement of Earnings of $697,000 net of applicable income tax of $505,000 in 1994.

     Revenues applicable to discontinued operations were $17.7 million in 1993. Earnings from discontinued operations in the accompanying Consolidated Statement of Earnings were $554,000 net of applicable income tax of $402,000 in 1993.

4. INVESTMENTS

     The amortized cost and estimated fair value of the Company's investments are as follows:


                                                NOVEMBER 30, 1995
                                   ---------------------------------------------
                                                GROSS       GROSS
                                   AMORTIZED  UNREALIZED  UNREALIZED  FAIR VALUE
                                     COST       GAINS      LOSSES
                                   ---------------------------------------------
                                                  (IN THOUSANDS)

Short-term investments:
Debt securities:
Due within 1 year                    $28,527   $       -   $       -     $28,527
Marketable equity                      6,486       9,049       (446)      15,089
                                   ---------------------------------------------
Subtotal                              35,013       9,049       (446)      43,616

Noncurrent investments:
Debt securities:
Due after 1 year through 5 years      22,510           -           -      22,510
                                   ---------------------------------------------
Total Investments                    $57,523      $9,049      $(446)     $66,126
                                   =============================================

     The Company's debt securities are classified as held-to-maturity and marketable equity securities are classified as available-for-sale.

5. PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment are summarized as follows:


                                                                                            NOVEMBER 30
                                                                                          1995        1994
                                                                                          -----       -----
                                                                                          (IN THOUSANDS)

Land                                                                                   $    4,734     $6,450
Buildings and improvements                                                                 37,214     38,290
Furniture, fixtures and equipment                                                          68,488     63,499
Construction in progress (estimated costs to complete at November 1995 - $2,634,000)
                                                                                            4,067      1,006
                                                                                       ---------------------
                                                                                          114,503    109,245
Less accumulated depreciation                                                            (39,396)   (43,273)
                                                                                       ---------------------
                                                                                        $  75,107  $  65,972
                                                                                       =====================

6. INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                     YEAR ENDED NOVEMBER 30

                                                                         1995        1994
                                                                      --------------------
                                                                        (IN THOUSANDS)

Deferred tax assets:
Allowance for doubtful accounts                                       $  5,484    $  4,434
Accrued compensation and other benefits                                  3,147       2,250
Accrued workers compensation insurance                                   2,247       1,633
Accrued health care costs                                                  577       1,062
Deferred income                                                          2,882           -
Other assets                                                               177       1,295
                                                                      --------------------
Total deferred tax assets                                               14,514      10,674

Deferred tax liabilities:
Net unrealized gain on marketable securities, classified as current
                                                                         3,532           -
Amortization of intangibles                                              4,428       3,241
Depreciation                                                             2,271       2,086
Other liabilities                                                         (56)         857
                                                                      --------------------
Total deferred tax liabilities                                          10,175       6,184
                                                                      --------------------
Net deferred tax assets                                               $  4,339    $  4,490
                                                                      ====================


The above deferred tax assets and liabilities included deferred tax assets totaling $393,000 which were acquired as part of the Company's acquisitions in 1995.

Income tax expense from continuing operations consists of the following:


                              YEAR ENDED NOVEMBER 30
                           1995         1994         1993
                           -----        -----        -----
                                   (IN THOUSANDS)

Current:
Federal                   $20,731      $18,900      $14,875
State                       6,481        5,212        3,867
Deferred (credit)          (2,988)      (3,444)      (1,479)
                          ---------------------------------
                          $24,224      $20,668      $17,263
                          =================================

Deferred income taxes result from timing differences in the recognition of certain revenues and expenses for tax and financial statement purposes. The tax effects of these differences are:



                                                 YEAR ENDED NOVEMBER 30
                                               1995       1994       1993
                                               -----      -----      -----
                                                    (IN THOUSANDS)

Amortization of intangibles                     $455      $1,786      $422
Provision for doubtful accounts in excess
of amounts written off                        (1,081)     (1,537)        -
Accrued compensation and other benefits         (612)     (1,118)        -
Accrued workers compensation insurance          (640)     (1,098)        -
Health insurance reserves in excess of
claims paid                                      288        (129)     (912)
Deferred income                               (2,509)          -         -
Other                                          1,111      (1,348)     (989)
                                             $(2,988)    $(3,444)  $(1,479)


The differences between federal income taxes computed at the statutory rate and the total provision are:

                                                    YEAR ENDED NOVEMBER 30

                                                 1995        1994        1993
                                                -------------------------------
                                                        (IN THOUSANDS)

Federal income taxes at statutory rate          $21,758     $17,643     $14,387
State taxes on income, net of federal tax
benefit                                           3,320       2,937       2,328
Miscellaneous items                                (854)         88         548
                                                -------------------------------
                                                $24,224     $20,668     $17,263

The Company made income tax payments, net of refunds received, of $19,690,000, $20,629,000, and $14,523,000 in 1995, 1994 and 1993, respectively.

7. LONG-TERM DEBT

Long-term debt at November 30, 1995, consists of the following:



                                                      Principal   Installments Due
                                                      Due Within       After
                                                       One Year       One Year
                                                       ---------      ---------
                                                           (IN THOUSANDS)

Physician notes payable, collateralized by deeds
of trust on physician practice assets
with a cost of approximately
$3,414,000, interest ranging from 5-
1/2% to 7%, due through 2000                              $879          $1,285

Other notes payable, collateralized by deeds of
trust on land, buildings and equipment
with a cost of approximately $279,000                       79              54
                                                          --------------------
                                                          $958          $1,339
                                                          ====================

Interest paid was $501,000, $433,000 and $820,000 in 1995, 1994 and 1993,
respectively.

The approximate annual maturities of long-term debt at November 30, 1995, are as follows:

      Year ending November 30     (IN THOUSANDS)

              1996                    $958
              1997                     481
              1998                     413
              1999                     247
              2000                     142

8. CAPITAL STOCK AND STOCK OPTIONS

     The Company declared three-for-two stock splits, in the form of stock dividends, for shareholders of record on October 25, 1995 and November 10, 1993 with shares distributed on November 22, 1995 and November 29, 1993, respectively. The number of shares and the earnings per share shown in the Consolidated Financial Statements, as well as information in this Note, Note 2 and Note 12, have been restated to reflect the stock splits.

     In February 1995, the Company completed a registered public offering. In this offering, the Company sold 2,992,500 shares of common stock and the Company realized net proceeds of approximately $59.3 million.

     The Company has eight stock option plans under which stock options may be granted.

     The Company's 1989 Stock Incentive Plan provides for the granting of options to purchase Common Stock to officers and other employees. Options may be granted at not less than 100% of fair market value at the date of grant, are exercisable at various dates and expire no more than 10 years after the date of grant. Options may be paid for in cash or by the return of previously acquired shares of Common Stock. Shares acquired by the Company through option exercises were 116,067 in 1994, and 92,021 in 1993. These shares were included in treasury stock and were valued at market at the date of exercise. Treasury shares issued in lieu of Common Stock to effect stock option exercises were 116,067 in 1994 and 187,028 in 1993.

     As of November 30, 1995, 6,083,096 options had been granted, of which 1,143,436 are exercisable. Additionally, 736,725 options remain available for grant.

     A summary of activity under the plan during 1993, 1994 and 1995 is as follows:

                                              Number                      Aggregate
                                            of Shares     Per Share     Option Price
                                            ----------    ----------    -------------

                                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER
                                                      SHARE AMOUNTS)

Options outstanding at December 1, 1992      2,950,208   $ 3.72-13.33     $24,852
Options granted                                727,313    10.56-15.50       8,387
Options canceled and expired                  (33,870)     3.72-12.89       (377)
Common Stock issued on exercise              (825,941)     3.72-12.44     (4,764)
                                            ----------    -----------    --------
Options outstanding at November 30, 1993     2,817,710     4.00-15.50      28,098
Options granted                                680,213    13.33-18.92      11,759
Options canceled and expired                  (17,010)     4.00-11.72       (182)
Common Stock issued on exercise              (675,530)     4.86-13.33     (4,384)
                                            ----------    -----------    --------
Options outstanding at November 30, 1994     2,805,383     4.54-18.92      35,291
Options granted                                889,960    17.92-23.25      19,146
Options canceled and expired                 (285,141)     4.86-21.92     (4,173)
Common Stock issued on exercise            (1,018,396)     4.86-18.50    (11,725)
                                            ==========    ===========    ========
Options outstanding at November 30, 1995     2,391,806   $ 4.54-23.25     $38,539
                                            ==========    ===========    ========

     The market value of the Company's Common Stock at the date the options were exercised was $17.81-$23.63 for 1995, $13.08-$19.17 for 1994, and $10.22-$15.78
for 1993.

     The Company adopted the Transition Consultants Stock Option Plan in connection with its spin-off from Community Psychiatric Centers on August 31, 1989. On that date options were granted to purchase 1,316,250 shares of the Company's Common Stock to four employees of Community Psychiatric Centers at $5.82, which was the fair market value at that date. As of November 30, 1995, all outstanding options are exercisable.

     A summary of activity under the plan during 1993, 1994 and 1995 is as follows:

                                                 Number                Aggregate
                                               of Shares  Per Share  Option Price
                                              ----------  ---------- -------------
                                         (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER
                                                          SHARE AMOUNTS)

Options outstanding at December 1, 1992           839,813    $5.82     $4,888
  Common Stock issued on exercise                 (52,313)    5.82       (305)
                                                 -----------------------------
Options outstanding at November 30, 1993          787,500     5.82      4,583
  Common Stock issued on exercise                (278,400)    5.82     (1,620)
                                                 -----------------------------
Options outstanding at November 30, 1994          509,100     5.82      2,963
  Common Stock issued on exercise                (359,100)    5.82     (2,090)
                                                 -----------------------------
Options outstanding at November 30, 1995          150,000    $5.82     $  873
                                                 =============================


     The market value of the Company's Common Stock at the date the options were exercised was $20.33-$22.30 for 1995 and $14.67-$19.33 for 1994 and
$12.22-$14.55 for 1993.

     During 1995, the Company established Stock Option Plans for the following subsidiaries: Vivra Specialty Partners, Inc. (the "VSP Plan"), Vivra Heart Services, Inc. (the "VHS Plan"), Vivra Asthma & Allergy CareAmerica, Inc. (the "VAC Plan"), Vivra Health Advantage, Inc. (the "VHA Plan"), Vivra Orthopedic Services, Inc. (the "VOR Plan") and Vivra OB-GYN Services, Inc. (the "VOG Plan"), (collectively, the "1995 Stock Option Plans"). Each of the 1995 Stock Option Plans has similar terms. The plans provide for the granting of options to purchase common stock of the respective company to officers, employees, advisors and certain related entities of the company or Vivra. Options may be granted at not less than 100% of the fair market value at the date of grant, are exercisable at various dates and expire no more than 10 years after the date of grant. Options may be paid for in cash or by the return of previously acquired shares. Subject to certain conditions, stockholders in these companies are permitted to put shares at a defined date in the future to the company at a price equal to the then fair market value of the stock. If the employment or consulting agreement of any equity holder shall terminate, then the companies have the right to repurchase such stockholder's shares at the then fair market value. Additionally, the companies retain the right of first refusal regarding the sale or transfer of any acquired shares.

     During 1995, there was no activity related to the VAC and VOG Plans. Information regarding activity in the other 1995 Stock Option Plans is summarized in the tables below:

                                                           VSP PLAN    VHS PLAN
                                                           ---------   ---------

Options outstanding at December 1, 1995                            0           0
Options granted                                              845,000     782,000
                                                          ----------------------
Options outstanding at November 30, 1995                     845,000     782,500
                                                          ======================
Number of subsidiary's fully diluted common shares        18,845,000   6,782,500
                                                          ======================
Average option price per share at November 30, 1995            $1.65       $0.50
                                                          ======================

                                                            VHA PLAN   VOR PLAN
                                                           ---------  ---------

Options outstanding at December 1, 1995                            0           0
Options granted                                              625,000     706,500
                                                           ---------------------
Options outstanding at November 30, 1995                     625,000     706,500
                                                           =====================
Number of subsidiary's fully diluted common shares         7,625,000   5,206,500
                                                           =====================
Average option price per share at November 30, 1995            $0.79       $1.06
                                                           =====================

     As of November 30, 1995, no options are exercisable under the 1995 Stock Option Plans.

     During 1995, the Company sold the assets related to the operations of its subsidiary, Surgical Partners of America, Inc. ("SPA"). All personnel formerly employed by SPA were either transferred to another subsidiary or terminated. Accordingly, there are no longer any participants in the SPA 1992 Stock Option Plan. During the year, there were 178,823 options which were exercised and 551,503 options were forfeited and cancelled.

9. PROFIT SHARING AND 401(K) PLAN

     The Company's Profit Sharing Plan ("the Plan") is a noncontributory, trusteed profit sharing plan. All regular non-union employees in the United States (union employees are eligible if the collective bargaining agreement so specifies) with at least 1,000 hours of service per annum, over 21 years of age, and employed at fiscal year-end are eligible for participation in the Plan after one year of employment. Contributions to the Plan are discretionary and are determined annually by the Board of Directors. Effective February 1, 1993, the Plan was amended to add a 401(k) provision. Employees may make voluntary contributions of up to 10% of their before tax compensation under the 401(k) provision of the Plan and may also contribute up to an additional 10% of their after tax compensation in accordance with the original Plan provisions.

     Contributions to the Plan by the Company were $940,000, $3.0 million and $1.6 million for 1995, 1994 and 1993, respectively.

10. BUSINESS SEGMENT INFORMATION

     The Company has three principal business segments, Vivra Renal Care, Vivra Specialty Partners and Other Services. Vivra Renal Care consists of dialysis and specialty pharmacy services. Vivra Specialty Partners consists of Asthma/Allergy, Diabetes, Cardiology, OB-GYN and ENT network services. Other Services consists of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses which were sold in 1995.

     The following tables have been prepared in accordance with the requirements of FASB Statement No. 14. This information has been derived from the Company's accounting records and represents the Company's estimates as to proper allocation of certain expenses.

                                               YEAR ENDED NOVEMBER 30

                                              1995      1994      1993
                                              ----      ----      ----
                                                   (IN THOUSANDS)

Operating revenues:
  Vivra Renal Care                           $303,570  $254,253  $208,379
  Vivra Specialty Partners                     22,891     3,282     2,154
  Other Services                               24,029    27,114     6,227
                                             ----------------------------
Total operating revenues                     $350,490  $284,649  $216,760
                                             ============================
Operating profits:
  Vivra Renal Care                            $64,287   $54,148   $44,085
  Vivra Specialty Partners                    (1,762)       228       415
  Other Services                                 (16)     (550)       199
                                             ----------------------------
  Total operating profits                     $62,509   $53,826   $44,699

Other income                                    5,157     1,870     1,221
Corporate expenses                            (5,047)   (4,753)   (3,903)
Interest expense                                (360)     (523)     (912)
                                             ----------------------------
  Earnings from continuing operations before
    minority interest and income taxes        $62,259   $50,420   $41,105



                                                          YEAR ENDED NOVEMBER 30

                                                         1995      1994      1993
                                                         ----      ----      ----
                                                              (IN THOUSANDS)

Identifiable assets:
Vivra Renal Care                                       $249,406  $145,650  $134,879
Vivra Specialty Partners                                 24,256    13,754       511
Other Services                                            4,402    25,423    12,278
Asset held for sale/Home Nursing Business                     -         -     3,727
Corporate                                               124,637    91,180    56,083
                                                       ----------------------------
                                                       $402,701  $276,007  $207,478
                                                       ============================
Depreciation expense:
Vivra Renal Care                                         $9,693    $8,678    $6,723
Vivra Specialty Partners                                    241        33        23
Other Services                                              711       716       337
Corporate                                                   122       125       113
                                                       ============================
                                                        $10,767    $9,552    $7,196
                                                       ============================
Capitalized expenditures for property, buildings and
  equipment: (1)
  Vivra Renal Care                                      $26,469   $14,816   $10,233
  Vivra Specialty Partners                                  898       138        27
  Other Services                                          1,000     5,514     1,661
  Corporate                                                  64        56       134
                                                       ----------------------------
                                                        $28,431   $20,524   $12,055
                                                       ============================


(1) Excludes assets acquired in business acquisitions of $4.3 million, $2.1 million and $1.5 million in 1995, 1994 and 1993, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company rents office facilities under lease arrangements which are classified for financial statement purposes as operating leases. The future minimum rental commitments under noncancellable operating leases at November 30, 1995, are summarized below:

                           (IN THOUSANDS)

                     1996     $11,627
                     1997       9,757
                     1998       8,014
                     1999       6,635
                     2000       4,564

     Total rent expense amounted to $10.8 million, $8.0 million, and $6.3 million in 1995, 1994, and 1993, respectively.

CONTINGENCIES

     On May 20, 1992, in the Pennsylvania Court of Common Pleas in Delaware County, a complaint was filed against the Company's subsidiary, Vivra Renal Care ("VRC"). In September 1993, the court determined that the suit could proceed as a class action on behalf of 93 patients, subsequently reduced to 72, who were treated at one of the VRC facilities, some of whom are alleged to have died or been injured during the course of treatment. Unspecified compensatory and punitive damages are being claimed. Since May 20, 1992, four other individual actions have been filed asserting similar claims, one of which has been settled.

     The Company's insurer has assumed defense of these actions, and the merit of the claims and the extent of the damages are still under investigation. As the investigation is not complete, management is unable to make an informed judgment as to the ultimate resolution of such proceedings and their impact on the results of operations; however, it believes insurance coverage is sufficient to cover any losses likely to result from these actions and therefore any such claims should not have a material adverse effect on the Company's financial condition.

     The Company is also subject to other claims and suits in the ordinary course of business. Management believes that insurance is adequate to cover any such claims and the outcome of such claims should not have a material adverse effect on the Company's results of operations or financial condition.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly data for the three years ended November 30, 1995.

                                                                   Three months ended
                                                     ---------------------------------------------------
                                                      February        May          August       November
                                                       28/29          31            31            30
                                                     ---------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)

1995
Total operating revenues                               $83,207       $88,530       $87,654       $91,099
Net earnings                                             8,468         9,920        10,409         9,143

Earnings per Share (Primary and Fully Diluted):
Net earnings                                               .26           .28           .29           .25

Stock prices:
  High                                                  21-7/8        23-7/8        22-1/8        23-7/8
  Low                                                   17-3/4        18-1/3        17-3/4        21-1/8

1994
Total operating revenues                               $63,536       $69,602       $73,887       $77,624
  Earnings from continuing operations                    6,840         7,403         7,678         7,821
  Gain on sale of discontinued operations                  697            --            --            --
                                                     ---------------------------------------------------
Net earnings                                             7,537         7,403         7,678         7,821

Earnings per Share (Primary and Fully Diluted):
  Continuing operations                                    .22           .24           .25           .25
  Gain on sale of discontinued operations                  .02            --            --            --
                                                     ---------------------------------------------------
Net earnings                                               .25(1)        .24           .25           .25

Stock prices:
  High                                                  17-1/3        17-3/4        17-1/8        19-2/3
  Low                                                   13-1/8        15-1/8        15-1/8            17


(1) As a result of rounding, first quarter earnings per share was $.25 rather than $.24.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                   Three months ended
                                                     -----------------------------------------------------
                                                       February        May          August       November
                                                        28/29          31            31            30
                                                     -----------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND PRICE DATA)

1993
Total operating revenues                               $48,693       $52,377       $56,115       $59,575
  Earnings from continuing operations                    5,293         5,862         6,361         6,326
  Earnings from discontinued operations                     84           163           151           156

Net earnings                                             5,377         6,025         6,512         6,482

Earnings per Share (Primary and Fully Diluted):
  Continuing operations                                    .18           .20                         .21
                                                                                    .21(2)
  Discontinued operations                                    -             -           .01           .01

Net earnings                                               .18           .20           .22           .22

Stock prices:
  High                                                  13-1/4        12-1/2        15-1/2        15-3/4
  Low                                                   10-1/8         9-7/8            12        12-5/8


(2) As a result of rounding and the restatement of earnings from continuing operations in 1993, year to date third quarter earnings per share from continuing operations was $.58 rather than $.59.

                 Schedule II - Valuation and Qualifying Accounts

                       Vivra Incorporated and Subsidiaries


----------------------------------------------------------------------------------------------------------------------------------
          Column A                    Column B                          Column C                     Column D             Column E
----------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                   --------------------------------------
                                                                            (2)
                                     Balance at                          Charged to              (1)             Balance at
                                    Beginning of   Charged to Costs    Other Accounts -       Deductions -            End
         Description                   Period        and Expenses        Describe              Describe           of Period
----------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

Year ended November 30, 1993       $  6,180,000        $1,610,000       $1,743,000 (2)       $(2,006,000) (1)     $7,527,000

   Year ended November 30, 1994       7,527,000         2,129,000        1,350,000 (3)          (685,000) (1)     10,321,000

   Year ended November 30, 1995      10,321,000         4,288,000          604,000 (2)        (2,348,000) (1)     12,865,000


(1) Write-offs, net of recoveries. Included in the 1993 amount is $243,000 which pertains to assets held for sale.

(2)  Contingent rate adjustments charged to operating revenues.

(3)  Allowance purchased as part of 1994 acquisitions.

                                                  EXHIBIT INDEX

Exhibit No.                      Document                             Page No.
-----------  -------------------------------------------------------  --------

     3       Articles of Incorporation and By-Laws of Registrant:

             3.1 Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 and incorporated herein by reference.

             3.2   By-Laws (filed as Exhibit 3B to Registrant's
                   Registration Statement on Form 10, File No. 1-
                   10261 incorporated herein by reference.

     4       Instruments defining the Rights of Securities Holders

             4.1   Amended and Restated Rights Agreement dated
                   February 13, 1996 between Registrant and the First National Bank of Boston (filed as Exhibit 4D to the Company's Form 10/A filed on February 15, 1996 and incorporated herein by reference.

    10       Material Contracts

             10.1 Debenture Payment Assumption Agreement between Registrant and Community Psychiatric Centers filed as Exhibit 10.5A.6 to Registrant's Statement on Form 10, File No. 1-10261, filed May 26, 1989, incorporated herein by reference.

             10.2 Registrant's Transition Consultants Stock Option Plan (Filed as Exhibit 10G to the Registrant's Registration Statement on Form 10, File No. 1-10261 and incorporated herein by reference).

                   10.2.1 Transition Consultants Stock Option Plan
                          (Filed as Exhibit 10.4.4 to the Registrant's
                          Report on Form 10-K for its fiscal year
                          ended November 30, 1989 and
                          incorporated herein by reference).

             10.3  Registrant's Amended 1989 Stock Incentive Plan.

             10.4  Registrant's Profit Sharing Plan (Filed as Exhibit
                   10.11 to Registrant's Amendment on Form 8 to
                   Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference.)

             10.5 Form of Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to Registrant's report on Form 10-K for its fiscal year ended November 30, 1991, and incorporated herein by reference).

             10.6  Employment Agreements between Registrant and
                   Kent J. Thiry, dated as of December 1, 1992 (filed as Exhibit 10.6 to Registrant's Amendment on Form 8 to Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference).

             10.7  Form of Employment Agreement between the
                   Registrant and certain executive officers of the Registrant.

             10.8 Form of agreement between the Registrant and the Medical Directors of its dialysis facilities (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, File No. 33-34438 and incorporated herein by this reference).

             10.6  Employment Agreements between Registrant and
                   Kent J. Thiry, dated as of December 1, 1992 (filed as Exhibit 10.6 to Registrant's Amendment on Form 8 to Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference).

            *10.9  Agreement effective February 1, 1996 between
                   Amgen Inc. and the Registrant.

           *10.10  Agreement effective February 1, 1996 between
                   Bellco Drug Corp., Metro Health Corp. and the
                   Registrant.

    11      Statements re Computation of Per Share Earnings.

    21      Subsidiaries of the Registrant.

    23      Consent of Independent Auditors.

* Confidential Information requested as to certain portions, which portions are omitted and filed separately with the Commissioner.

                                         Exhibit 11 - Statement Re:
                                      Computation of Per Share Earnings*
                                     Vivra Incorporated and Subsidiaries
                                     Three Years Ended November 30, 1995


                                                                           Year ended November 30
                                                                    1995            1994            1993
                                                               -------------------------------------------

Primary:
Weighted average shares outstanding                             35,068,000      30,834,000      29,135,000
(a)Stock options granted to employees, based on the
treasury-stock method using average market price                   678,000(1)      816,000(1)      940,000
                                                                ------------------------------------------
Total                                                           35,746,000      31,650,000      30,075,000

Net earnings from continuing operations                        $37,940,000     $29,742,000     $23,842,000

Earnings from discontinued operations, less applicable taxes             -               -         554,000

Gain on sale of discontinued operations, less applicable
taxes                                                                    -         697,000               -
                                                                ------------------------------------------
Net earnings                                                    $37,940,000    $30,439,000     $24,396,000
                                                                ==========================================
Earnings per Share:
Net earnings from continuing operations                               $1.08           $.96            $.79
Earnings from discontinued operations                                     -              -             .02
Gain on sale of discontinued operations                                   -            .02               -
                                                                ------------------------------------------
Net earnings                                                          $1.08           $.99(2)          $.81
                                                                ===========================================
Fully diluted:
  Weighted average shares outstanding                            35,068,000     30,834,000       29,135,000
  (a)  Stock options granted to employees, based on the
       treasury-stock method using the year-end market
       price, if higher than average market price                   696,000(1)     843,000(1)       975,000
                                                                -------------------------------------------
Total                                                            35,764,000     31,677,000       30,110,000
                                                                ===========================================
Net earnings from continuing operations                         $37,940,000    $29,742,000      $23,842,000

Earnings from discontinued operations, less applicable taxes              -              -          554,000

Gain on sale of discontinued operations less applicable taxes             -        697,000                -
                                                                -------------------------------------------
Net earnings                                                    $37,940,000    $30,439,000      $24,396,000
                                                                ===========================================
Earnings per Share:
  Net earnings from continuing operations                             $1.08           $.96             $.79
  Earnings from discontinued operations                                   -              -              .02
  Gain on sale of discontinued operations                                 -            .02                -
                                                                -------------------------------------------
Net earnings                                                          $1.08           $.99(2)          $.81
                                                                ===========================================


* Adjusted to reflect three-for-two stock splits payable to shareholders of record on November 22, 1995 and November 10, 1993, respectively.

(1) As the dilutive Common Stock equivalents are less than 3% of the weighted average outstanding shares, they have not been included in the computation of earnings per share as shown in the Condensed Consolidated Financial Statements.

(2) As a result of rounding, year to date earnings per share was $.99 rather than $.98.