Form 10-Q
period 1996-02-29
VIVRA INC
filed 1996-04-15
CIK 850882

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934


                    FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer's classes of common stock as of February 29, 1996 was: 37,113,574

           This document contains 13 pages and the Exhibit Index is on Page 12.

                                VIVRA INCORPORATED

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             PAGE
- -------   ---------------------                                             ----

     Item 1.     Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheet as of February 29,
                 1996 and November 30, 1995                                  3

                 Condensed Consolidated Statement of Earnings for the
                 Three Months Ended February 29, 1996 and February 28,
                 1995                                                        4

                 Condensed Consolidated Statement of Cash Flows for the
                 Three Months Ended February 29, 1996 and February 28,
                 1995                                                        5

                 Notes to Condensed Consolidated Financial Statements        6

     Item 2.     Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                          7


PART II.  OTHER INFORMATION
- --------  -----------------

     Item 6.     Exhibits and Reports on Form 8-K                            9

     Signatures                                                             10

     Exhibit Index                                                          11

     Exhibit 11  Computation of Earnings Per Share                          12

                                Vivra Incorporated
                       Condensed Consolidated Balance Sheet
                                  (IN THOUSANDS)

                                                      Feb. 29,    Nov. 30
                                                        1996       1995
                                                    -----------------------
                                                                   (NOTE A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $  62,689    $  52,565
Short-term investments - held-to-maturity
  and available-for-sale                                43,600       43,616

Accounts receivable, less allowance for doubtful
  accounts (2/29/96 - $13,298 and
  11/30/95 - $12,865)                                   64,095       61,350

Inventories                                             10,675        8,822

Prepaid expenses and other current assets                2,359        1,949

Deferred income taxes                                   13,649       14,514
                                                    -----------------------
Total Current Assets                                   197,067      182,816

Marketable non-current investments -
  held-to-maturity                                      24,024       22,510

Property, buildings and equipment - at cost,
  less allowances for depreciation (2/29/96
  - $41,119 and 11/30/95 - $39,396                      78,326       75,107
Other Assets                                             7,118        8,456
Goodwill and other intangibles, less accumulated
  amortization
  (2/29/96 - $7,150 and 11/30/95 - $6,185)             114,842      113,812
                                                    =======================
                                                      $421,377     $402,701
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                      $ 11,543     $ 10,839
Accrued payroll and related benefits                    20,866       22,344
Other accrued expenses                                  12,181       10,232
Income taxes                                            10,053        3,884
Current portion of deferred income taxes                 3,217        3,532
Current maturities of long-term debt                     1,087          958
                                                    -----------------------
Total Current Liabilities                               58,947       51,789

Long-term debt - exclusive of current maturities         1,026        1,339

Deferred income taxes                                    5,123        6,643

Minority interest                                         (269)        (238)

STOCKHOLDERS  EQUITY:
Common stock, par value $.01 per share;
  authorized 80.0 million shares;
  issued 37.1 million shares in 1996
  and 36.6 million in 1995                                 371          366
Additional paid-in capital                             145,852      142,777
Retained earnings                                      205,707      194,955
Net unrealized gain on marketable securities,
  less applicable income taxes                           4,620        5,070
                                                    -----------------------
Total Stockholders  Equity                             356,550      343,168
                                                    -----------------------
                                                      $421,377     $402,701
                                                    =======================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Vivra Incorporated

                 Condensed Consolidated Statement of Earnings
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                              FEBRUARY 29/28,
                                                             1996        1995
                                                             -----       -----
REVENUES
Operating revenues                                           $102,602     $83,207
Other income                                                    1,867         671
                                                          ----------- -----------
Total Revenues                                                104,469      83,878

COSTS AND EXPENSES
Operating                                                      73,589      55,520
General and administrative                                      9,980      11,776
Depreciation                                                    3,073       2,387
Interest                                                           17         182
                                                          ----------- -----------
Total Costs and Expenses                                       86,659      69,865

Earnings from continuing operations, before
     minority interest and income taxes                        17,810      14,013
Minority interest                                                (10)        (22)
                                                          ----------- -----------
Earnings from continuing operations, before income taxes       17,800      13,991
Income taxes                                                    6,726       5,522
                                                          ----------- -----------
NET EARNINGS                                                  $11,074      $8,469
                                                          =========== ===========

NET EARNINGS PER SHARE                                           $.30        $.26
                                                          =========== ===========

AVERAGE NUMBER OF COMMON SHARES                                36,851      31,988



       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                Vivra Incorporated

                  Condensed Consolidated Statement of Cash Flows
                                  (IN THOUSANDS)

                                                            Three Months Ended
                                                              February 29/28,
                                                              1996      1995
                                                              ----      ----

OPERATING ACTIVITIES
Net earnings                                               $11,074    $8,469
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
      Depreciation and amortization                          4,259     2,959
      Loss (Gain) on sale of property and investments          327      (15)
      Other                                                (1,980)     (713)
Changes in assets and liabilities:
      Accounts receivable                                  (1,877)   (3,030)
      Inventories                                          (1,771)     (567)
      Prepaid expenses and other current assets              (429)     (179)
      Deferred income taxes                                    867   (1,094)
      Accounts payable                                         400     4,927
      Accrued payroll and related benefits                 (1,355)     (337)
      Other accrued expenses                                   909   (3,438)
      Income taxes                                           6,107     3,242
                                                           -----------------
Net cash flow from operations                               16,531    10,224

FINANCING ACTIVITIES
Payments on long-term debt                                   (121)   (5,377)
Proceeds from Common Stock offering                              -    59,786
Proceeds from exercise of stock options and
     related transactions                                    2,131     7,177
                                                           -----------------
Net cash flow from financing                                 2,010    61,586

INVESTING ACTIVITIES
Purchase of property, buildings and equipment              (8,195)   (4,479)
Purchase of held-to-maturity investments                  (17,435)         -
Redemption of held-to-maturity investments                  10,070         -
Proceeds from sale of available-for-sale investments         5,911         -
Proceeds from sale of property, buildings and equipment        574        11
Proceeds from investments in partnerships                    1,700         -
Payment for business acquisitions, net of cash acquired    (1,042)  (15,563)
                                                         -------------------
Net cash flow used in investing                            (8,417)  (20,031)

Net increase in cash and cash equivalents                   10,124    51,779
Beginning cash and cash equivalents                         52,565    79,509
                                                         -------------------
Ending cash and cash equivalents                           $62,689  $131,288
                                                         ===================


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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1995.

     The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date.

B.   ACQUISITIONS

     During the three months ended February 29, 1996, the Company acquired three dialysis centers. Total consideration paid was $6.4 million, consisting of cash of $2.5 million and 154,037 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $2.4 million.

     Also during the three months ended February 29, 1996, the Company acquired four physician practices and an orthopedics network. Total consideration paid was $12.3 million, consisting of cash of $0.5 million and 431,382 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $0.7 million.

     The acquisition of two dialysis centers, three physician practices and the orthopedics network have been accounted for as pooling of interests. Consolidated financial statements for the prior periods to the exchanges have not been restated as the effect of the poolings were not material to the Company. The remaining acquisitions have been accounted for as purchases and, accordingly, have been included in the statement of earnings since their dates of acquisition.

C.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations, or to be disposed of, when such impairment has been determined. On December 1, 1995, the Company adopted FAS 121 and the impact of this adoption did not have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The Company consists of two operating units, Vivra Renal Care and Vivra Specialty Partners. Vivra Renal Care consists of dialysis and specialty pharmacy services. Vivra Specialty Partners provides specialty care through its networks and practices in Asthma/Allergy, Cardiology, Diabetes, ENT, OB-
GYN and Orthopedics. During 1995, the Company sold and discontinued its Other Services segment, which consisted of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses.

THREE MONTHS ENDED FEBRUARY 29, 1996
As compared to the three months ended February 28, 1995, revenues increased $20.6 million, or 24.5%; costs and expenses $16.8 million, or 24.0%; and earnings from continuing operations before taxes $3.8 million, or 27.2%. In total, net earnings for the period increased $2.6 million to $11.1 million, or 30.8%.

     Of the increase in revenues, operating revenues increased $19.4 million, 23.3%, to $102.6 million. Revenues from Vivra Renal Care increased $17.7 million to $87.5 million, or 25.4%; Vivra Specialty Partners increased $11.8 million to $15.1 million; and Other Services decreased $10.1 million. The increase in revenues from Vivra Renal Care was attributable to the growth in the number of treatments provided and growth in the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia. Treatments grew 30.2% from 331,948 to 432,326 as a result of the net addition of 47 centers. For the first quarter of 1996, revenues from EPO were $18.1 million, compared to $11.6 million in the prior year, a 55.4% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. The increase in revenues from Vivra Specialty Partners was due to the addition of the OB/GYN, cardiology and orthopedics products after the first quarter of 1995 and growth in the asthma/allergy product. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company s ambulatory surgery center, rehabilitation therapy and physician practice management businesses in 1995. Other income of $1.8 million, included interest earned on tax-free marketable securities and a gain from the sale of available-for-sale marketable investments.

     Of the increase in costs and expenses, operating costs increased $18.1 million, or 32.5%, to $73.6 million. Vivra Renal Care operating costs increased $14.0 million to $60.4 million, or 30.2%; Vivra Specialty Partners increased $10.6 million to $13.2 million; and Other Services decreased $6.5 million. The increase in Vivra Renal Care operating costs was due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers and the cost of the administration of EPO. Vivra Specialty Partners operating costs increased due to the addition of the OB/GYN, cardiology and orthopedics products after the first quarter of 1995 and growth in the asthma/allergy product. Operating costs of Other Services decreased as a result of the sale of the ambulatory surgery, rehabilitation therapy and physician practice management businesses in 1995. General and administrative expenses decreased $1.8 million to $10.0 million, or a decrease of 15.3%. General and administrative expenses decreased primarily as a result of sale and discontinuation of the Other Services segment businesses. These businesses incurred $3.4 million in general and administrative expenses during the first quarter of 1995. Depreciation increased $0.7 million, or 28.7%, to $3.1 million, due to an increase in depreciable assets of the dialysis and asthma/allergy businesses.

     The effective tax rate for the period was 37.8% of earnings before income taxes, compared with 39.5% a year earlier. This decrease was due, in large part, to the Company s cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital for the acquisition and development of dialysis facilities, including the purchase of property, plant and equipment, and the acquisition and development of its new specialty products. Acquisition expenditures were $18.7 million, consisting of $3.0 million in cash and 585,419 shares of the Company s Common Stock and $15.6 million in cash for the periods ended February 29, 1996 and February 28, 1995, respectively. Routine capital expenditures were $8.2 million and $4.5 million for the same periods, respectively.

     Cash flow from operations was $16.5 million and $10.2 million for the three months ended February 29, 1996 and February 28, 1995, respectively. Cash flow from financing activities decreased by $59.6 million to $2.0 million at February 29, 1996. This decrease was primarily the result of the Company s February 16, 1995 public offering in which the Company sold 2,992,500 shares of Common Stock and received net proceeds of $59.6 million. The Company s working capital increased by $7.1 million to $138.1 million at February 29, 1996, from $131.0 million at November 30, 1995.

     For the remainder of fiscal 1996, the Company currently plans to continue to acquire and develop new dialysis facilities and expand its specialty network products. The Company expects that its capital and acquisition expenditures for fiscal 1996 will exceed expenditures for fiscal 1995. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $150 million. The Company believes that cash generated from operations together with available cash, the ability to issue Common Stock for acquisitions and issue debt or equity capital will be adequate to meet the Company s planned capital expenditure, acquisition and development and liquidity needs for fiscal 1996.

INFLATION AND CHANGES IN PRICES

Approximately 71% and 70% of the Company s dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services for the three months ended February 29, 1996 and February 28, 1995, respectively. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The balance of dialysis revenues, which are paid at rates significantly in excess of Medicare and Medicaid, represented 29% of revenues in 1996 compared to 30% in 1995. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate or the ability of the Company to charge rates in excess of those paid by Medicare and Medicaid. If any such changes occur, the impact of such changes on the Company s revenues and profits could be material.

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

PART II   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits
               See Exhibit 11 on Page 12
               Exhibit 27 - Financial Data Schedule

          b)   Reports on Form 8-K

               (1) Current Report of the Company on Form 8-K (File No. 1-10266) dated December 21, 1995, reporting on Item 5, Other Events, relating to the audit of the Burlington Dialysis Center and filing the audited financials of the Burlington Dialysis Center therewith.

               (2) Current Report of the Company on Form 8-K (File No. 1-10266) dated January 26, 1996, reporting on Item 7, Financial Statements and Exhibits and filing as exhibits certain acquisition agreements of the Company.

               (3) Current Report of the Company on Form 8-K (File No. 1-10266) dated February 15, 1996, reporting on Item 5, Other Events, relating to the amendment of the Company s Amended and Restated Rights Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIVRA INCORPORATED
                                   --------------------------------------------
                                   (Registrant)


Date:     April 12, 1996            /s/ LeAnne M. Zumwalt
       --------------------        --------------------------------------------
                                   LeAnne M. Zumwalt
                                   Executive Vice President and
                                   Secretary/Treasurer

                           VIVRA INCORPORATED
                             EXHIBIT INDEX


 EXHIBIT NO.                                       PAGE NO.
 -----------                                       --------

     11.       Computation of Earnings Per Share

     27.       Financial Data Schedule