Form 10-Q
period 1996-05-31
VIVRA INC
filed 1996-07-12
CIK 850882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934


                       FOR THE QUARTER ENDED MAY 31, 1996

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10261

                               VIVRA INCORPORATED

             DELAWARE I.R.S. EMPLOYER IDENTIFICATION NO. 94-3096645

                         1850 GATEWAY DRIVE, FIFTH FLOOR
                           SAN MATEO, CALIFORNIA 94404
                                  415-577-5700

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 31, 1996 was: 39,005,587

      This document contains 14 pages and the Exhibit Index is on Page 13.

                               VIVRA INCORPORATED

                                TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                            PAGE
- -------   ---------------------                                            ----


Item 1.  Condensed Consolidated Financial Statements


         Condensed Consolidated Balance Sheets as of May 31, 1996 and
         November 30, 1995                                                   3

         Condensed Consolidated Statements of Earnings for the Three
         and Six Months Ended May 31, 1996 and 1995                          4

         Condensed Consolidated Statements of Cash Flows for the Three
         and Six Months Ended May 31, 1996 and 1995                          5

         Notes to Condensed Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of Results of Operations and

         Financial Condition                                                 7


PART II.  OTHER INFORMATION
- --------  -----------------

Item 4.       Submission of Matters to a Vote of Security Holders           10

Item 6.       Exhibits and Reports on Form 8-K                              10

Signatures                                                                  12

Exhibit Index                                                               13

Exhibit 11    Computation of Earnings Per Share                             14

                               Vivra Incorporated

                      Condensed Consolidated Balance Sheets
                                 (IN THOUSANDS)



                                                                                       May 31,    Nov. 30
                                                                                        1996       1995
                                                                                        -----      -----
                                                                                                  (NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $  29,263  $  53,990
Short-term investments - held-to-maturity and available-for-sale                        27,401     43,616
Accounts receivable, less allowance for doubtful accounts (5/31/96 - $15,026 and
   11/30/95 - $13,279)                                                                  75,490     64,004
Inventories                                                                             11,061      9,030
Prepaid expenses and other current assets                                                5,150      1,959
Deferred income taxes                                                                   14,198     14,514
                                                                                      -------------------
Total Current Assets                                                                   162,563    187,113

Marketable non-current investments - held-to-maturity                                   31,379     22,510
Property, buildings and equipment - at cost, less allowances for depreciation
   (5/31/96 - $45,663 and 11/30/95 - $40,775                                            83,585     76,189
Other Assets                                                                            10,317      8,479
Goodwill and other intangibles, less accumulated amortization
   (5/31/96 - $8,350 and 11/30/95 - $6,727)                                            154,926    113,935
                                                                                      -------------------
                                                                                      $442,770   $408,226
                                                                                      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                      $  9,515   $ 11,004
Accrued payroll and related benefits                                                    22,282     22,693
Other accrued expenses                                                                  17,872     10,768
Income taxes                                                                             3,366      4,674
Current portion of deferred income taxes                                                 3,304      3,791
Current maturities of long-term debt                                                     1,210      1,477
                                                                                      -------------------
Total Current Liabilities                                                               57,549     54,407

Long-term debt - exclusive of current maturities                                         2,137      1,840

Deferred income taxes                                                                    7,583      6,643

Minority interest                                                                        1,025       (238)

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; authorized 80.0 million shares; issued 39.0
   million shares in 1996 and 38.1 million in 1995                                         390        381
Additional paid-in capital                                                             150,866    142,762
Retained earnings                                                                      218,475    197,361
Net unrealized gain on marketable securities, less applicable income taxes               4,745      5,070
                                                                                       ------------------
Total Stockholders' Equity                                                             374,476    345,574
                                                                                       ------------------
                                                                                      $442,770   $408,226
                                                                                       ==================



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               Vivra Incorporated

                  Condensed Consolidated Statements of Earnings
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        MAY 31,                 MAY 31,
                                   1996        1995         1996       1995
                                ----------------------  ----------------------
REVENUES
Operating revenues              $120,174     $92,536     $226,788   $179,750
Other income                       2,161       3,550        4,039      4,236
                                --------     -------     --------   --------
Total Revenues                   122,335      96,086      230,827    183,986

COSTS AND EXPENSES
Operating                         84,225      62,469      160,889    120,973
General and administrative        14,555      14,242       25,181     26,743
Depreciation                       3,389       2,724        6,512      5,164
Interest                              58         131          100        334
                                --------     -------     --------   --------
Total Costs and Expenses         102,227      79,566      192,682    153,214

Earnings from continuing
   operations, before minority
   interest and income taxes      20,108      16,520       38,145     30,772
Minority interest                     (4)       (163)         (14)      (186)
                                --------     -------     --------   --------
Earnings from continuing
   operations, before income
   taxes                          20,104      16,357       38,131     30,586
Income taxes                       7,703       6,374       14,519     11,917
                                --------     -------     --------   --------
NET EARNINGS                     $12,401      $9,983      $23,612    $18,669
                                ========     =======     ========   ========
NET EARNINGS PER SHARE              $.32        $.27         $.61       $.53
                                ========     =======     ========   ========

AVERAGE NUMBER OF COMMON
   SHARES                         38,738      36,911       38,498     35,171



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               Vivra Incorporated

                 Condensed Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)


                                                                            Six Months Ended
                                                                                May 31,
                                                                            1996       1995
                                                                           ------------------
OPERATING ACTIVITIES
Net earnings                                                               $23,612    $18,669
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                9,056      6,211
Gain on sale of property and investments                                      (861)    (2,170)
Other                                                                       (3,811)    (2,727)
Changes in assets and liabilities:
Accounts receivable                                                         (9,724)    (9,549)
Inventories                                                                 (1,473)      (709)
Prepaid expenses and other current assets                                   (3,126)    (1,716)
Deferred income taxes                                                          318     (4,649)
Accounts payable                                                            (3,266)     7,586
Accrued payroll and related benefits                                          (390)      (877)
Other accrued expenses                                                       2,546     (3,973)
Income taxes                                                                  (476)     2,034
                                                                           ------------------
Net cash flow from operations                                               12,405      8,130

FINANCING ACTIVITIES
Payments on long-term debt                                                  (2,299)    (5,547)
Proceeds from Common Stock offering                                              -     59,597
Proceeds from exercise of stock options and
   related transactions                                                      5,565     13,036

                                                                           ------------------
Net cash flow from financing                                                 3,266     67,086

INVESTING ACTIVITIES
Purchase of property, buildings and equipment                              (13,370)   (12,048)
Purchase of held-to-maturity investments                                   (29,968)   (41,575)
Redemption of held-to-maturity investments                                  30,670          -
Proceeds from sale of available-for-sale investments                         8,373          -
Proceeds from sale of property, buildings and equipment                        593      1,211
Proceeds from investments in partnerships                                    1,700          -
Payment for business acquisitions, net of cash acquired                    (38,396)   (30,063)
                                                                           ------------------
Net cash flow used in investing                                            (40,398)   (82,475)
                                                                           ------------------
Net decrease in cash and cash equivalents                                  (24,727)    (7,259)
Beginning cash and cash equivalents                                         53,990     80,620
                                                                           ------------------

Ending cash and cash equivalents                                           $29,263    $73,361
                                                                           ==================




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               VIVRA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

   The condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission.
   Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature. The Company completed business combinations with Orthonet, Inc. on February 28, 1996, Brennan, Martell and Mirmelli, M.D's, P.A. and Allergy & Asthma Institute of South Florida, P.A. on May 1, 1996 and Kidney Centers of Charleston, Inc. on May 1, 1996 in stock for stock exchanges or mergers with the Company. Due to the materiality of these pooling transactions completed in 1996, the Company's historical results have been restated as if such combinations had been completed as of the beginning of 1995.

   The condensed consolidated financial statements should be read in conjunction with the Company's consolidated supplemental financial statements and the notes thereto included in the registrant's Form S-4 as filed on June 21, 1996 (File No. 333-06495).

   The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date.

B. ACQUISITIONS

   During the three months ended May 31, 1996, the Company acquired seventeen dialysis centers. Total consideration paid was $47.5 million, consisting of cash of $28.9 million and 662,761 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $29.0 million.

   Also during the three months ended May 31, 1996, the Company acquired nine specialty physician networks and practices. Total consideration paid was $30.3 million, consisting of cash of $9.1 million and 754,853 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $9.2 million.

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

D. CONVERTIBLE SUBORDINATED NOTES PRIVATE PLACEMENT

   On July 2, 1996, the Company completed a $150 million issuance of 5% Convertible Subordinated Notes Due 2001 in a private placement.
   The net proceeds from this private placement are approximately
   $146 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WHEN USED IN THIS DISCUSSION, THE WORDS "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS, WHICH INCLUDE STATEMENTS CONCERNING CAPITAL AND ACQUISITION EXPENDITURES, ARE SUBJECT TO CERTAIN RISK AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THE RISK FACTORS SECTION OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED ON JUNE 21, 1996 (REGISTRATION NO. 333-06495) AND THOSE DISCUSSED HEREIN WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

RESULTS OF OPERATIONS
The Company provides services through Vivra Renal Care ("VRC") and Vivra Specialty Partners ("VSP"). VRC is the second largest provider of dialysis services in the United States. VSP provides specialty physician network and disease management services to entities responsible for coordinating health care for a patient population, principally managed care organizations. VSP coordinates care in multiple specialties, including asthma/allergy, cardiology, diabetes, dialysis/nephrology, otolaryngology ("ENT"), obstetrics/gynecology ("OB/GYN") and orthopedics.

THREE MONTHS ENDED MAY 31, 1996 COMPARED WITH THREE MONTHS ENDED MAY 31, 1995 As compared to the three months ended May 31, 1995, revenues increased $26.2 million, or 27.3%; costs and expenses increased $22.7 million, or 28.5%; and earnings from continuing operations before taxes increased $3.7 million, or 22.9%. In total, net earnings for the period increased $2.4 million to $12.4 million, or 24.2%.

     Operating revenues increased $27.6 million, or 29.9%, to $120.2 million. Revenues from VRC increased $24.2 million to $100.4 million, or 31.8%; VSP increased $13.4 million to $19.8 million; and Other Services decreased $10.0 million. The increase in revenues from VRC was attributable to the growth in the number of treatments provided and growth in the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia. Treatments grew 27.0% from 378,622 to 480,948 as a result of the net addition of 51 centers. For the second quarter of 1996, revenues from EPO were $20.5 million, compared to $12.8 million in the prior year, a 60.2% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. The increase in revenues from VSP was due to the addition of the OB/GYN and orthopedics specialties after the second quarter of 1995 and growth in the cardiology and asthma/allergy specialties. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company's ambulatory surgery center, rehabilitation therapy and primary care physician practice management businesses in 1995. Other income of $2.2 million, included interest earned on tax-free marketable securities and a $1.3 million gain from the sale of available-for-sale marketable investments.

     Operating costs increased $21.8 million, or 34.8%, to $84.2 million. VRC operating costs increased $15.5 million to $67.5 million, or 29.9%; VSP increased $13.1 million to $16.7 million; and Other Services decreased $6.8 million. The increase in VRC operating costs was due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers and the cost of the administration of EPO. VSP operating costs increased due to the addition and growth of the OB/GYN and orthopedics specialties after the second quarter of 1995 and growth in the cardiology and asthma/allergy specialties. Operating costs of Other Services decreased as a result of the sale of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. General and administrative expenses increased $0.3 million to $14.6 million, or an increase of 2.2%. Depreciation increased $0.7 million, or 24.4%, to $3.4 million, due to an increase in depreciable assets of the dialysis and asthma/allergy businesses.

     The effective tax rate for the period was 38.3% of earnings before income taxes, compared with 39.0% a year earlier. This decrease was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

SIX MONTHS ENDED MAY 31, 1996 COMPARED WITH SIX MONTHS ENDED MAY 31, 1995
As compared to the six months ended May 31, 1995, revenues increased $46.8 million, or 25.5%; costs and expenses $39.5 million, or 25.8%; and earnings from continuing operations before taxes increased $7.5 million, or 24.7%. In total, net earnings for the period increased $4.9 million to $23.6 million, or 26.5%.

     Operating revenues increased $47.0 million, or 26.2%, to $226.8 million. Revenues from VRC increased $41.9 million to $189.7 million, or 28.4%; VSP increased $25.2 million to $37.1 million; and Other Services decreased $20.1 million. The increase in revenues from VRC was attributable to the growth in the number of treatments provided and growth in the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia. Treatments grew 28.4% from 719,032 to 922,925 as a result of the increase in dialysis centers from 178 to 229. For the first six months of 1996, revenues from EPO were $38.6 million, compared to $24.4 million in the prior year, a 58.2% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. The increase in revenues from VSP was due to the addition and growth of the OB/GYN, cardiology and orthopedics specialties after the second quarter of 1995 and growth in the asthma/allergy specialty. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company's ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. Other income of $4.0 million, included interest earned on tax-free marketable securities and $2.0 million in gains from the sale of available-for-sale marketable investments.

     Operating costs increased $39.9 million, or 33.0%, to $160.9 million. VRC operating costs increased $29.6 million to $129.4 million, or 29.7%; VSP increased $23.7 million to $31.5 million; and Other Services decreased $13.4 million. The increase in VRC operating costs was due to the increased volume of dialysis business, expenses associated with the operation of newly developed dialysis centers and the cost of the administration of EPO. VSP operating costs increased due to the addition and growth of the OB/GYN, cardiology and orthopedics specialties after the second quarter of 1995 and growth in the asthma/allergy specialty. Operating costs of Other Services decreased as a result of the sale of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. General and administrative expenses decreased $1.6 million to $25.2 million, or a 5.8% decrease. General and administrative expenses decreased as a result of the sale and discontinuation of the Other Services segment businesses. The businesses incurred $6.3 million during the first six months of 1995. Depreciation increased $1.3 million, or 26.1%, to $6.5 million, due to an increase in depreciable assets of the dialysis and asthma/allergy businesses.

     The effective tax rate for the period was 38.1% of earnings before income taxes, compared with 39.0% a year earlier. This decrease was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES
The Company requires significant capital for the acquisition and development of dialysis facilities and specialty care businesses and on-going capital expenditures for property, plant and equipment. Acquisition expenditures were $98.3 million, consisting of $38.4 million in cash and 2,006,613 shares of the Company's Common Stock and $40.8 million, consisting of $30.1 million in cash and 500,232 shares of the Company's Common Stock for the six months ended May 31, 1996 and 1995, respectively. Routine capital expenditures were $13.4 million and $12.0 million for the same periods, respectively.

     Cash flow from operations was $12.4 million and $8.1 million for the six months ended May 31, 1996 and 1995, respectively. Cash flow from financing activities decreased by $63.8 million to $3.3 million at May 31, 1996. This decrease was primarily the result of the Company's February 16, 1995 public offering in which the Company sold 2,992,500 shares of Common Stock and received net proceeds of $59.6 million.

     For the remainder of fiscal 1996, the Company currently plans to continue to acquire and develop new dialysis facilities and expand its specialty businesses. The Company expects that its capital and acquisition expenditures for fiscal 1996 will exceed expenditures for fiscal 1995. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $150 million. The Company believes that the net proceeds from its July 1996 Convertible Subordinated Notes Private Placement together with cash generated from operations, available cash and the ability to issue Common Stock for acquisitions will be adequate to meet the Company's planned capital expenditure, acquisition and development and liquidity needs through fiscal 1997.

INFLATION AND CHANGES IN PRICES
Approximately 71% of the Company's dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services, for the six months ended May 31, 1996 and 1995, respectively. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's margins.

    The balance of dialysis revenues, 29% in 1996 and 1995, are paid at rates significantly in excess of Medicare and Medicaid, 29% in 1996 and 1995. Of these revenues, the largest portion came from private insurance, including managed care organizations. Reimbursement from hospitals for acute dialysis treatments was also significant. In general, these sources of reimbursement are at rates significantly in excess of Medicare and Medicaid rates. The Company believes that private payers may be required in the future to assume a greater percentage of the costs of dialysis care as the existing ESRD program is reviewed by the United States Congress. Irrespective of legislative action, the Company expects that these non-governmental payers will reduce payment for dialysis services. In addition, as managed care organizations expand, they will have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis treatments. If private payer rates are reduced significantly, the Company's revenues and net earnings will be materially and adversely affected.

   The dialysis industry is highly competitive with respect to the acquisition of existing dialysis facilities and the recruitment of Medical Directors for new centers. In the past two years, acquisition prices and the competition for Medical Directors and new facilities have increased. To the extent that the Company is unable to acquire existing dialysis facilities economically, to develop facilities profitably or to recruit Medical Directors to operate its facilities, its ability to expand its dialysis business and maintain earnings per share growth and return on total capital would be adversely impacted.

   The Company intends to expand VSP significantly through the acquisition and development of related businesses, primarily specialty physician networks and practices. This expansion will require significant capital commitments. The Company is incurring expenditures to develop its infrastructure and systems for VSP in anticipation of significant growth. VSP may not realize revenue and operating margins as predictable as those historically provided by VRC.

PART II   OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 2, 1996, the Company held its Annual Meeting of Stockholders.

        A. Election of Directors to serve until the annual meeting in 1999 and until their successors are elected.


                                              TOTAL VOTES
                    TOTAL VOTES FOR         AGAINST/WITHHELD
NOMINEES              EACH DIRECTOR        FROM EACH DIRECTOR
- --------              -------------        ------------------

Alan R. Hoops           33,549,400               112,749

David L. Lowe           33,549,437               112,712

John M. Nehra           33,537,909               124,240



        B. Approve the amendment of the Company's Revised 1989 Stock Incentive Plan.


                TOTAL VOTES FOR       TOTAL VOTES AGAINST/WITHHELD
                ---------------       ----------------------------

                   30,637,657                  3,024,492


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        See Exhibit 11 on Page 14
        Exhibit 27 - Financial Data Schedule

    b)  Reports on Form 8-K

        (1) Current Report of the Company on Form 8-K (File No. 1-10266) dated March 14, 1996, reporting on Item 7, Financial Statements and Exhibits, and filing as exhibits certain acquisition agreements of the Company.

        (2) Current Report of the Company on Form 8-K (File No. 1-10266) dated March 29, 1996, reporting on Item 7, Financial Statements and Exhibits, and filing as exhibits certain acquisition agreements of the Company.

        (3) Current Report of the Company on Form 8-K (File No. 1-10266) dated April 11, 1996, reporting on Item 7, Financial Statements and Exhibits, and filing as exhibits certain acquisition agreements of the Company.

        (4) Current Report of the Company on Form 8-K (File No. 1-10266) dated May 1, 1996, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits, for filing the audited Financial Statement of certain acquired businesses.

        (5) Current Report of the Company on Form 8-K (File No. 1-10266) dated May 14, 1996, reporting on Item 7, Financial Statements and Exhibits and filing as exhibits certain acquisition agreements of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VIVRA  INCORPORATED
                                        ------------------------------------
                                                     (Registrant)


Date:   July 11, 1996                       /s/   LeAnne M. Zumwalt
      ----------------------            ------------------------------------
                                                   LeAnne M. Zumwalt
                                              Chief Financial Officer and
                                                 Secretary / Treasurer

                               VIVRA INCORPORATED
                                  EXHIBIT INDEX


  EXHIBIT NO.                                       PAGE NO.
  ----------                                        --------

    11          Computation of Earnings Per Share      14

    27          Financial Data Schedule