Form 10-K/A
period 1995-11-30
VIVRA INC
filed 1996-08-15
CIK 850882

                                  FORM 10-K/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
         [x] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended November 30, 1995
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________________to_______________________
Commission file number:    1-10261

                               VIVRA INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  94-3096645
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

           1850 Gateway Drive, Suite 500, San Mateo, California    94404
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code         (415) 577-5700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
           Title of each class                            which registered

     Common Stock, $.01 par value                     New York Stock Exchange
    Preferred Stock Purchase Rights                   New York Stock Exchange
    -------------------------------                   -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                            ------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant on August 9, 1996, based on the closing price on the New York Stock Exchange, was: $1,267,825,252.

     Number of shares of Common Stock outstanding on August 9, 1996: 39,931,504.

                       Documents Incorporated By Reference

     Definitive Proxy Statement for the Company's May 2, 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 ( incorporated in Part III hereof to the extent indicated in Items 10, 11, 12 and 13 hereof.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial Statements. The Financial Statements listed in response to Item 8 are filed herewith (previously filed).

          2.  The following Financial Statement Schedules are filed herewith:

                  Valuation and Qualifying Accounts (previously filed)

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

                    (3.2) By-Laws (filed as Exhibit 3B to Registrant's Registration Statement on Form 10, File No. 1-10261 incorporated herein by reference.)

               (4)  Instruments defining the Rights of Securities Holders

                    (4.1) Rights Agreement dated September 16, 1991 between Registrant and the First National Bank of Boston (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 and incorporated herein by reference).

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

                    (10.2.1)Transition Consultants Stock Option Agreement
                            (filed as Exhibit 10.4.4 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated herein by reference).

                     (10.3) Registrant's Amended 1989 Stock Incentive Plan
                            (filed as Exhibit 10.3 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

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

                     (10.6) Employment Agreements between Registrant and
                            (I) Kent J. Thiry, dated as of December 1, 1992 (filed as Exhibit 10.6 to Registrant's Amendment on Form 8 to Report on Form 10-K for its fiscal year ended November 30, 1992 and incorporated herein by reference).

                     (10.7) Form of Employment Agreement between the Registrant and certain executive officers of the Registrant (filed as Exhibit 10.7 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

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

                    (*10.9) Agreement effective February 1, 1996 between Amgen
                            Inc. and the Registrant.

                    (*10.10)Agreement effective February 1, 1996 between Bellco
                            Drug Corp., Metro Health Corp. and the Registrant.

               (11)  Statements re Computation of Per Share Earnings (filed as
                     Exhibit 11 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

               (21) Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

               (23) Consent of Independent Auditors (filed as Exhibit 23 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

* Portions of the exhibit have been omitted pursuant to a request for Confidential Treatment and have been filed separately with the Commission.

                     (b) Reports on Form 8-K, filed in the fourth quarter
                         of 1995:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIVRA INCORPORATED

Date:  August 14, 1996
                                    By   /s/ LEANNE M. ZUMWALT
                                       ----------------------------------------
                                          LeAnne M. Zumwalt
                                        Executive Vice President, Secretary,
                                        Treasurer and Director (Principal
                                        Accounting and Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Document                            Page No.
- -----------    ---------------------------------------------------      --------

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

                  3.2 By-Laws (filed as Exhibit 3B to Registrant's Registration Statement on Form 10, File
                          No. 1-10261 incorporated herein by
                          reference.

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

                  10.3 Registrant's Amended 1989 Stock Incentive Plan (filed as Exhibit 10.3 to the
                          Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

                  10.4    Registrant's Profit Sharing Plan (filed as
                          Exhibit 10.11 to Registrant's Amendment
                          on Form 8 to Report on Form 10-K for
                          its fiscal year ended November 30, 1992
                          and incorporated herein by reference.)

Sequential
Exhibit No.                         Document                            Page No.
- -----------     -------------------------------------------------       --------

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

                   10.7 Form of Employment Agreement between the Registrant and certain executive officers of the Registrant (filed as Exhibit 10.7 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

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

                  *10.9 Agreement effective February 1, 1996 between Amgen Inc. and the Registrant.

                  *10.10 Agreement effective February 1, 1996 between Bellco Drug Corp., Metro Health Corp.
                          and the Registrant.

  11 Statements re Computation of Per Share Earnings (filed as Exhibit 11 to the Registrant's Report on Form 10-K for its fiscal year ended
                          November 30, 1995 and incorporated herein by reference).

  21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

  23 Consent of Independent Auditors (filed as Exhibit 23 to the Registrant's Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated herein by reference).

* Portions of the Exhibit have been omitted pursuant to a request for Confidential Treatment and have been filed separately with the Commission.