Form 10-Q
period 1996-08-31
VIVRA INC
filed 1996-10-15
CIK 850882

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---


                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                       OR

     _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    YES X NO __

The number of shares outstanding of each of the issuer's classes of common stock as of October 1, 1996 was: 40,013,527

This document contains 13 pages and the Exhibit Index is on Page 12.

                               VIVRA INCORPORATED

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                         PAGE

 Item 1.     Condensed Consolidated Financial Statements

             Condensed  Consolidated  Balance  Sheets as of August 31,
             1996 and November 30, 1995                                      3

             Condensed  Consolidated  Statements  of Earnings  for the
             Three and Nine Months Ended August 31, 1996 and 1995            4

             Condensed  Consolidated  Statements of Cash Flows for the
             Nine Months Ended August 31, 1996 and 1995                      5

             Notes to Condensed Consolidated Financial Statements            6

 Item 2.     Management's   Discussion  and  Analysis  of  Results  of
             Operations and Financial Condition                              7

PART II.     OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                               10

 Signatures                                                                 11

 Exhibit Index                                                              12

 Exhibit 11  Computation of Earnings Per Share                              13

                               Vivra Incorporated

                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                                                      August 31,      Nov. 30
                                                                                         1996         1995
                                                                                     ---------------------------
                                                                                                     (Note A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $  104,004    $  54,063
Short-term investments - held-to-maturity and available-for-sale                            67,128       43,616
Accounts receivable, less allowance for doubtful accounts (8/31/96 - $15,732 and
    11/30/95 - $13,429)                                                                     87,701       66,049
Inventories                                                                                 12,248        9,113
Prepaid expenses and other current assets                                                    4,701        2,070
Deferred income taxes                                                                       13,124       14,570
                                                                                     ---------------------------
Total Current Assets                                                                       288,906      189,481

Marketable non-current investments - held-to-maturity                                       82,229       22,510
Property, buildings and equipment - at cost, less allowances for depreciation
    (8/31/96 - $48,649 and 11/30/95 - $42,199)                                              86,556       77,018
Other Assets                                                                                14,372        8,479
Goodwill and other intangibles, less accumulated amortization
    (8/31/96 - $9,518 and 11/30/95 - $6,727)                                               157,316      113,935
                                                                                     ---------------------------
                                                                                          $629,379     $411,423
                                                                                     ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                         $  11,712    $  11,194
Accrued payroll and related benefits                                                        27,635       22,995
Other accrued expenses                                                                      24,744       11,526
Income taxes                                                                                 9,077        4,668
Current portion of deferred income taxes                                                     1,196        4,181
Current maturities of long-term debt                                                           868        1,862
                                                                                     ---------------------------
Total Current Liabilities                                                                   75,232       56,426

Long-term debt - exclusive of current maturities (Note D)                                  160,887        2,185

Deferred income taxes                                                                        6,210        6,643

Minority interest                                                                            1,407         (238)

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; authorized 80.0 million shares; issued 39.9
    million shares in 1996 and 38.9 million in 1995                                            399          389
Additional paid-in capital                                                                 151,213      142,754
Retained earnings                                                                          232,313      198,194
Net unrealized gain on marketable securities, less applicable income taxes                   1,718        5,070
                                                                                     ---------------------------
Total Stockholders' Equity                                                                 385,643      346,407
                                                                                     ---------------------------
                                                                                          $629,379     $411,423
                                                                                     ===========================


                     See accompanying notes to condensed consolidated financial statements

                               Vivra Incorporated

                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                         Three Months Ended               Nine Months Ended
                                                             August 31,                       August 31,
                                                       1996             1995            1996            1995
                                                  ------------------------------  -----------------------------
REVENUES
Operating revenues                                     $130,987        $95,238         $364,388       $282,143
Other income                                              4,105          2,129            8,143          6,365
                                                   -------------  -------------    -------------  -------------
Total Revenues                                          135,092         97,367          372,531        288,508

COSTS AND EXPENSES
Operating                                                93,799         65,463          259,309        191,524
General and administrative                               15,279         11,389           42,033         39,971
Depreciation                                              3,582          2,860           10,255          8,175
Interest                                                  1,254             56            1,383            410
                                                   -------------  -------------    -------------  -------------
Total Costs and Expenses                                113,914         79,768          312,980        240,080

Earnings from continuing operations, before
    minority interest and income taxes                   21,178         17,599           59,551         48,428
Minority interest                                           (53)          (208)             (67)          (394)
                                                   -------------  -------------    -------------  -------------
Earnings from continuing operations, before
    income taxes                                         21,125         17,391           59,484         48,034
Income taxes                                              8,052          6,778           22,658         18,716
                                                   -------------  -------------    -------------  -------------
NET EARNINGS                                            $13,073        $10,613          $36,826        $29,318
                                                   =============  =============    =============  =============

NET EARNINGS PER SHARE                                     $.33           $.28             $.93           $.80
                                                   =============  =============    =============  =============

AVERAGE NUMBER OF COMMON SHARES                          39,907         38,407           39,552         36,840


                     See accompanying notes to condensed consolidated financial statements

                               Vivra Incorporated

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                                             Nine Months Ended
                                                                                                August 31,
                                                                                           1996           1995
                                                                                      -------------------------------
OPERATING ACTIVITIES
Net earnings                                                                               $36,826       $29,318
Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                        14,002         9,675
       (Gain) on sale of property and investments                                           (1,893)       (4,161)
       Other                                                                                (9,697)       (4,017)
       Changes in assets and liabilities:
          Accounts receivable                                                              (18,854)       (8,794)
          Inventories                                                                       (2,545)       (1,827)
          Prepaid expenses and other current assets                                         (2,211)       (1,386)
          Deferred income taxes                                                              1,392        (2,906)
          Accounts payable                                                                  (1,744)        1,043
          Accrued payroll and related benefits                                               4,798          (631)
          Other accrued expenses                                                             9,762        (3,273)
          Income taxes                                                                       5,215          (760)
                                                                                      -------------------------------

Net cash flow from operations                                                               35,051        12,281

FINANCING ACTIVITIES
Payments on long-term debt                                                                  (3,146)       (6,098)
Net proceeds from Convertible Subordinated Debenture private placement                     154,545
Net proceeds from Common Stock offering                                                          -        59,593
Proceeds from exercise of stock options and related transactions                             5,717        16,937
                                                                                      -------------------------------

Net cash flow from financing                                                               157,116        70,432

INVESTING ACTIVITIES
Purchase of property, buildings and equipment                                              (20,015)      (21,869)
Purchase of held-to-maturity investments                                                  (138,278)      (42,798)
Redemption of held-to-maturity investments                                                  42,590             -
Proceeds from sale of available-for-sale investments                                        11,435             -
Proceeds from sale of property, buildings and equipment                                        593        28,647
Proceeds from investments in partnerships                                                    3,923             -
Payment for business acquisitions, net of cash acquired                                    (42,474)      (42,845)
                                                                                      -------------------------------

Net cash flow used in investing                                                           (142,226)      (78,865)
                                                                                      -------------------------------

Net increase in cash and cash equivalents                                                   49,941         3,848
Beginning cash and cash equivalents                                                         54,063        80,681
                                                                                      -------------------------------

Ending cash and cash equivalents                                                          $104,004       $84,529
                                                                                      ===============================


     See accompanying notes to condensed consolidated financial statements

                               VIVRA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal recurring nature. The Company completed business combinations with Portsmouth Medical Specialists, Inc. and Churchland Renal Center, Inc. effective as of June 1, 1996 and Cooper, Moody, Altschuler, Chizner, Dennis and Niederman, P.A. d/b/a The Greater Ft. Lauderdale Heart Group effective as of July 1, 1996 in stock for stock exchanges or mergers with the Company. Due to the materiality of the pooling transactions completed in 1996, the Company's historical results have been restated as if the combinations had been completed as of the beginning of 1995.

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated supplemental financial statements and the notes thereto included in the registrant's Form 8-K as filed on September 24, 1996 (File No. 1-10261).

     The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date.

B.   ACQUISITIONS

     During the three months ended August 31, 1996, the Company acquired three dialysis centers. Total consideration paid was $15.0 million, consisting of cash of $2.5 million and 415,702 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $2.2 million.

     Also during the three months ended August 31, 1996, the Company acquired three specialty physician practices. Total consideration paid was $15.6 million, consisting of cash of $1.0 million and 485,138 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $1.0 million.

     Separate and combined results from the transactions noted in Note A are as follows and reflect income tax adjustments related to the Company's effective tax rate for both the Three and Nine Months Ended August 31, 1996 and 1995:

                                             VIVRA    PORTSMOUTH    ALTSCHULER    COMBINED

Three Months Ended August 31, 1996
   Revenues                                $131,940      $1,388       $1,764      $135,092
   Net Income (Loss)                         13,008         102          (37)       13,073

Three Months Ended August 31, 1995
   Revenues                                $ 93,790      $1,450       $2,127      $ 97,367
   Net Income (Loss)                         10,595         (18)          36        10,613

Nine Months Ended August 31, 1996
   Revenues                                $362,766      $4,164       $5,601      $372,531
   Net Income (Loss)                         36,620         306         (100)       36,826

Nine Months Ended August 31, 1995
   Revenues                                $277,776      $4,351       $6,381      $288,508
   Net Income (Loss)                         29,265         (55)         108        29,318


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

D.   CONVERTIBLE SUBORDINATED NOTES PRIVATE PLACEMENT

     On July 8, 1996, the Company completed a $150 million issuance of 5% Convertible Subordinated Notes Due 2001 in a private placement and exercise of the related over-allotment option of $8.5 million on August 6, 1996. The net proceeds from this private placement and over-allotment option were approximately $155 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

When  used in this  discussion,  the words  "estimate,"  "project"  and  similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning capital and acquisition expenditures, are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of the Company's Registration Statement on Form S-3 filed on October 7, 1996 (Registration No. 333-13625) and those discussed herein which could cause actual results to materially differ from those projected. These forward-looking statements speak only as of the date hereof. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

Results of Operations
The Company provides services through two segments: Vivra Renal Care ("VRC") and Vivra Specialty Partners ("VSP"). VRC is the second largest provider of dialysis services in the United States. VSP provides specialty physician network and disease management services to managed care and provider organizations.

Three Months Ended August 31, 1996 Compared with Three Months Ended August 31, 1995
As compared to the three months ended August 31, 1995, revenues increased $37.7 million, or 38.7%; costs and expenses increased $34.1 million, or 42.8%; and earnings from continuing operations before taxes increased $3.7 million, or 21.5%. In total, net earnings for the period increased $2.5 million to $13.1 million, or 23.2%.

     Operating revenues increased $35.7 million, or 37.5%, to $131.0 million. Revenues from VRC increased $25.2 million to $106.4 million, or 31.2%; VSP revenues increased $13.6 million to $24.6 million; and Other Services revenues decreased $3.1 million. The increase in revenues from VRC was attributable to the growth in the number of treatments provided, growth in ancillary services, principally from the administration of the drug Erythropoietin ("EPO"), which is prescribed for dialysis patients suffering from anemia and increased retail prices. Treatments grew 21.2% from 412,771 to 500,163 as a result of the net addition of 47 centers. For the third quarter of 1996, revenues from EPO were $21.7 million, compared to $14.0 million in the prior year, a 55.0% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. The increase in revenues from VSP was due to the addition of the cardiology, OB/GYN and orthopedics specialties after the third quarter of 1995 and growth in the asthma/allergy specialty. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company's ambulatory surgery center, rehabilitation therapy and primary care physician practice management businesses in 1995. Other income of $4.1 million, included $1.8 million interest income and a $2.3 million gain from the sale of available-for-sale marketable investments.

     Operating costs increased $28.3 million, or 43.3%, to $93.8 million. VRC operating costs increased $18.9 million to $74.0 million, or 34.4%; VSP operating costs increased $11.6 million to $19.8 million; and Other Services operating costs decreased $2.2 million. The increase in VRC operating costs was due to the increased volume of dialysis business, increased labor costs and expenses associated with the operation of de novo dialysis centers. VSP operating costs increased due to the addition and growth of the cardiology, OB/GYN and orthopedics specialties after the third quarter of 1995 and growth in the asthma/allergy specialty. Operating costs of Other Services decreased as a result of the sale and discontinuation of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. General and administrative expenses increased $3.9 million to $15.3 million, or an increase of 34.2%, due primarily to the growth of new and existing VSP specialties and the establishment of a $1.95 million long-term bonus plan within VSP. Depreciation increased $0.7 million, or 25.2%, to $3.6 million, due to an increase in depreciable assets of the dialysis business. Interest expense increased $1.2 million to $1.3 million, due to the Company's $158.5 million issuance of 5% Convertible Subordinated Notes Due 2001 in a private placement.

     The effective tax rate for the period was 38.1% of earnings before income taxes, compared with 39.0% a year earlier. This decrease was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

Nine Months  Ended  August 31, 1996  Compared  with Nine Months Ended August 31,
1995
As compared to the nine months ended August 31, 1995, revenues increased $84.0 million, or 29.1%; costs and expenses $72.9 million, or 30.4%; and earnings from continuing operations before taxes increased $11.5 million, or 23.8%. In total, net earnings for the period increased $7.5 million to $36.8 million, or 25.6%.

     Operating revenues increased $82.2 million, or 29.2%, to $364.4 million. Revenues from VRC increased $67.1 million to $298.9 million, or 29.0%; VSP revenues increased $38.3 million to $65.5 million; and Other Services revenues decreased $23.2 million. The increase in revenues from VRC was attributable to the growth in the number of treatments provided, increased ancillary services, primarily from the administration of EPO and increased retail prices. Treatments grew 25.6% from 1,147,727 to 1,441,076 as a result of the increase in dialysis centers from 190 to 237. For the first nine months of 1996, revenues from EPO were $60.3 million, compared to $38.4 million in the prior year, a 57.0% increase. This growth was due to an increase in the number of patients receiving EPO and in the average size of dosages. The increase in revenues from VSP was due to the addition and growth of the cardiology, OB/GYN and orthopedics specialties after the third quarter of 1995 and growth in the asthma/allergy specialty. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company's ambulatory surgery center, rehabilitation therapy and primary care physician practice management businesses in 1995. Other income of $8.1 million, included interest earned on marketable securities and $4.3 million in gains from the sale of available-for-sale marketable investments.

     Operating costs increased $67.8 million, or 35.4%, to $259.3 million. VRC operating costs increased $48.3 million to $204.7 million, or 30.9%; VSP operating costs increased $35.1 million to $54.6 million; and Other Services operating costs decreased $15.6 million. The increase in VRC operating costs was due to the increased volume of dialysis business, increased labor costs and expenses associated with the operation of de novo dialysis centers. VSP operating costs increased due to the addition and growth of the cardiology, OB/GYN and orthopedics specialties after the third quarter of 1995 and growth in the asthma/allergy specialty. Operating costs of Other Services decreased as a result of the sale and discontinuation of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. General and administrative expenses increased $2.1 million to $42.0 million, or 5.2%. As a percentage of operating revenues, general and administrative expenses declined to 11.5% in the nine months ended August 31, 1996 from 14.2% in the corresponding period of 1995. This decline was attributable to the sale and discontinuation of the Other Services segment businesses. Depreciation increased $2.1 million, or 25.4%, to $10.3 million, due to an increase in depreciable assets of the dialysis and asthma/allergy businesses. Interest expense increased $1.0 million to $1.4 million, due to the Company's $158.5 million issuance of 5% Convertible Subordinated Notes Due 2001 in a private placement.

     The effective tax rate for the period was 38.1% of earnings before income taxes, compared with 39.0% a year earlier. This decrease was due, in large part, to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

Liquidity and Capital Resources
The Company requires significant capital for the acquisition and development of dialysis facilities and specialty care businesses and on-going capital expenditures for property, plant and equipment. Acquisition expenditures were $129.6 million, consisting of $42.5 million in cash and 2,907,453 shares of the Company's Common Stock and $60.2 million, consisting of $42.8 million in cash and 821,660 shares of the Company's Common Stock for the nine months ended August 31, 1996 and 1995, respectively. Routine capital expenditures were $20.0 million and $21.9 million for the same periods, respectively.

     Cash flow from operations was $35.1 million and $12.3 million for the nine months ended August 31, 1996 and 1995, respectively. Cash flow from financing activities increased by $86.7 million to $157.1 million at August 31, 1996. This increase was primarily the result of the Company's July 1996 $150 million issuance of 5% Convertible Subordinated Notes private placement and exercise of the related over-allotment option of $8.5 million in August 1996. The increase was offset by the Company's February 16, 1995 public offering in which the Company sold 2,992,500 shares of Common Stock and received net proceeds of $59.6 million.

     For the remainder of fiscal 1996, the Company currently plans to continue to acquire and develop new dialysis facilities and expand its specialty businesses. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $150 million. The Company believes that the net proceeds from its Convertible Subordinated Notes private placement together with cash generated from operations, available cash and the ability to issue Common Stock for acquisitions will be adequate to meet the Company's planned capital expenditure, acquisition and development and liquidity needs through fiscal 1997.

Inflation and Changes in Prices
For the nine months ended August 31, 1996 and 1995, respectively, approximately 71% of the Company's dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's margins.

     For the nine months ended August 31, 1996 and 1995, respectively, the remaining 29% of dialysis revenues were reimbursed by payers generally at rates significantly in excess of Medicare and Medicaid. Of these revenues, the largest portion came from private insurance, including managed care organizations. Reimbursement from hospitals for acute dialysis treatments was also significant. The Company believes that private payers may be required in the future to assume a greater percentage of the costs of dialysis care as the existing ESRD program is reviewed by the United States Congress. Irrespective of legislative action, the Company expects that these non-governmental payers will reduce payment for dialysis services because they have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis treatments. If private payer rates are reduced significantly, the Company's revenues and net earnings will be materially and adversely affected.

     The dialysis industry is highly competitive with respect to the acquisition of existing dialysis facilities and the recruitment of Medical Directors for new centers. In the past two years, acquisition prices and the competition for Medical Directors and new facilities has increased. To the extent that the Company is unable to acquire existing dialysis facilities economically, to develop facilities profitably or to recruit Medical Directors to operate its facilities, its ability to expand its dialysis business and maintain earnings per share growth and return on total capital would be adversely impacted.

     The Company intends to expand VSP significantly through the acquisition and development of related businesses, primarily specialty physician networks and practices. This expansion will require significant capital commitments. Additionally, the Company is incurring expenditures to develop its infrastructure and systems for VSP in anticipation of significant growth. VSP may not realize revenue and operating margins as predictable as those historically provided by VRC.

PART II        OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits

               See Exhibit 11 on Page 13
               Exhibit 27 - Financial Data Schedule

       b)      Reports on Form 8-K

               (1) Current Report of the Company on Form 8-K (File No.  1-10261)
                   dated June 13,  1996,  reporting  on Item 5, Other Events and
                   Item 7, Financial Statements and Exhibits for filing the audited Supplemental Consolidated Financial Statements of the Registrant for the year ended November 30, 1995.

               (2) Current Report of the Company on Form 8-K (File No.  1-10261)
                   dated June 21,  1996,  reporting  on Item 5, Other Events and
                   Item 7, Financial Statements and Exhibits for filing the press release related to the Registrant's private placement of convertible subordinated notes due 2001.

               (3) Current Report of the Company on Form 8-K (File No.  1-10261)
                   dated September 24, 1996, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits for filing the audited Supplemental Consolidated Financial Statements of the Registrant for the year ended November 30, 1995 and for filing the audited Financial Statements of certain acquired businesses.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     VIVRA  INCORPORATED
                                              ---------------------------------
                                                         (Registrant)


Date:     October 15, 1996                     /S/    LEANNE M. ZUMWALT
      ------------------------                ---------------------------------
                                                      LeAnne M. Zumwalt
                                                 Chief Financial Officer and
                                                    Secretary / Treasurer

                               VIVRA INCORPORATED
                                  EXHIBIT INDEX

EXHIBIT NO.                                                           PAGE NO.

    11.             Computation of Earnings Per Share                    13

    27.             Financial Data Schedule