Form 10-K
period 1996-11-30
VIVRA INC
filed 1997-02-28
CIK 850882

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

(Mark One)  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996

                                       OR
            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 For the transition period from  _________to_________

                         Commission file number: 1-10261

                               VIVRA INCORPORATED
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     94-3096645
 -------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

       1850 Gateway Drive, Suite 500, San Mateo, California    94404
      -----------------------------------------------------------------
        (Address of principal executive offices)             (ZIP Code)

Registrant's telephone number, including area code       (415) 577-5700
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
       Title of each class                                 which registered
       -------------------                                 ----------------
  Common Stock, $.01 par value                          New York Stock Exchange
 Preferred Stock Purchase Rights                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                   ----------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1997, based on the closing price on the New York Stock Exchange, was: $1,233,685,320.

     Number of shares of Common Stock outstanding on January 31, 1997:
40,448,699

                       Documents Incorporated By Reference

     Definitive Proxy Statement for the Company's May 9, 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III hereof to the extent indicated in Items 10, 11, 12 and 13 hereof).

                                     PART I

Item 1.  Business.

Overview

     Vivra Incorporated ("Vivra" or the "Company") is a specialty care company. The Company's business strategy is to compete in specialties/disease states where Vivra can demonstrably deliver differentiated care to high-cost patient populations. The Company provides services through Vivra Renal Care ("VRC") and Vivra Specialty Partners ("VSP"). VRC is the second largest provider of dialysis services in the United States and, as of November 30, 1996, had approximately 14,400 patients at 251 centers in 28 states and the District of Columbia. VSP provides physician network and disease management services to entities responsible for coordinating health care for a patient population, principally managed care organizations. VSP coordinates care in multiple specialties, including asthma/allergy, cardiology, diabetes, dialysis/nephrology, otolaryngology ("ENT"), obstetrics/gynecology and orthopedics. In these specialties, VSP currently provides services for approximately 4.6 million "Specialty Lives" through 44 contracts and also owns 32 specialty practices with 97 physicians and manages one additional specialty practice with 15 physicians.

     When used in this Report on Form 10-K, the words "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RISK FACTORS

     Grand Jury Subpoena. On December 18, 1996, the Company received from the United States Attorney for the District of Massachusetts a grand jury subpoena which calls for records pertaining to the operations of VRC. The subpoena appears to focus on VRC's previous relationship with Damon Clinical Laboratories and other affiliated entities, as well as utilization patterns and procedures pertaining to clinical laboratory blood tests billed to the Medicare and/or Medicaid programs. In connection with the receipt of this subpoena, the Company has been advised that VRC is now a subject of the United States Attorney's investigation. The Company intends to cooperate with the United States Attorney in connection with this investigation. The investigation is in the preliminary stage and, as a result, management currently is unable to predict the ultimate resolution of such investigation or its impact on the Company's results of operations.

     Medicare and Medicaid Dialysis Reimbursement. The Company estimates that approximately 72% of its dialysis revenues, including revenues from the reimbursement of the administration of the drug erythropoietin ("EPO"), for fiscal 1995 and 1996, respectively, were reimbursements from Medicare and Medicaid under the End-Stage Renal Disease ("ESRD") program administered by the Health Care Financing Administration ("HCFA"). Numerous Congressional actions have resulted in changes in the average Medicare reimbursement rate from a fixed fee of $138 per treatment in 1983, to a current average rate of $126. The Medicaid programs are also subject to statutory and regulatory changes that could affect the rate of Medicaid reimbursement. The Company is not able to predict whether and to what extent changes to Medicare and Medicaid reimbursement rates will be made in the future, including the impact of potential legislative measures regarding welfare reform, the Medicare trust fund deficit, the health care delivery system and the approval of a federal budget. Any reduction in reimbursement rates would have a material adverse effect on the Company's revenues and net earnings. See "Business--Vivra Renal Care."

     In March 1996, HCFA published a request for proposals from managed care companies to arrange for the treatment of ESRD patients on a large scale. While the Company is unable to predict the effect of the introduction of managed care on dialysis services, such introduction could result in a reduction in the rates of reimbursement for the Company's services. The Company may also be required to enter into contracts directly with managed care providers.

     EPO Reimbursement and Supply. Since June 1, 1989, Medicare and Medicaid have provided reimbursement for the administration of EPO to dialysis patients for the treatment of anemia. During fiscal 1995 and 1996, approximately 87% and 89%, respectively, of the Company's dialysis patients received EPO. The Company's revenues from the administration of EPO were approximately $54.4 million and $83.3 million, respectively, or 17% and 20% of dialysis revenues, for those periods. Effective January 1, 1994, Medicare and Medicaid reimbursement for the administration of EPO was reduced from $11.00 to $10.00 per 1,000 units. Any further reduction in the reimbursement rate for the administration of EPO could have a material adverse effect on the Company's revenues and net earnings. In addition, EPO is produced by a single manufacturer and any interruption of supply could have a material adverse effect on the Company's revenues and net earnings.

     Other Sources of Dialysis Reimbursement. The Company estimates that approximately 28% of its dialysis revenues for fiscal years 1995 and 1996 was derived from sources other than Medicare and Medicaid. Of these revenues, the largest portion came from private insurance, including managed care organizations. Reimbursement from hospitals for acute dialysis treatments was also significant. In general, these sources of reimbursement are at rates significantly in excess of Medicare and Medicaid rates. The percentage of the costs of dialysis care required to be assumed by private payers may change as the existing ESRD program is reviewed by the United States Congress. Under current regulations, private insurance must pay for up to the first 21 months of dialysis treatment before Medicare reimbursement begins. This requirement is scheduled to expire in October 1998, at which time private insurance will only be required to pay for up to the first 15 months of dialysis treatment. The budget proposed by the Clinton administration would make the current regulations permanent, but there can be no assurance that the payment obligations of private insurance will not change. Notwithstanding any legislative action, the Company expects that non-governmental payers will reduce payment for dialysis services. In addition, as managed care organizations expand, they will have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis treatments. If private payer rates are reduced or are no longer subject to price increases or their payment obligation period is shortened, this would have a material adverse effect on the Company's revenues and net earnings.

     Capitated Agreements. The Company believes it will be necessary to contract with managed care payers on a capitated or at-risk basis in order to maintain or expand the businesses of VRC and VSP. The Company currently has and intends to enter into additional capitated agreements. Under capitated or at-risk contracts, the health care provider agrees to provide care for a fixed rate based on the number of health care plan members, regardless of the amount of care required. To the extent that health care plan members require more care than anticipated, the capitation rate received may be insufficient to cover the costs associated with the provided services. The Company would, directly or indirectly, be forced to absorb some of these excess costs, which could have a material adverse effect on the Company's revenues and net earnings.

     Operating Margins. There can be no assurance that the Company will be able to maintain its historical operating margins in its dialysis business. The Company's costs are subject to continuing increases as a result of rising labor and supply costs, opening and start-up expenses for new dialysis centers, the development of new managed care products and general inflation. At the same time, reimbursement rates for dialysis treatments, from both public and private payers, depend on a number of factors and may remain flat or be reduced, as many payers are seeking to reduce the amounts paid for dialysis services. The Company is attempting to maintain its operating margins through increased productivity and various cost containment programs; however, there can be no assurance that its operating margins will not decline in the future.

     VSP has a limited operating history and to date has not been profitable. The specialty network and physician practice management business is rapidly evolving, and there can be no assurance that VSP will ever achieve profitability. In addition, even if VSP's planned operating margins are achieved, the Company believes that they will be significantly lower than those in its historical dialysis business.

     Limitations on Growth. The dialysis industry is highly competitive with respect to the acquisition of existing dialysis facilities and the recruitment of medical directors for new centers. In the past two years, acquisition prices and the competition for medical directors and new facilities have increased. To the extent that the Company is unable to acquire existing dialysis facilities economically, to develop facilities profitably or to recruit medical directors to operate its facilities, its ability to expand its dialysis business and maintain earnings per share growth and return on total capital would be adversely impacted.

     The Company intends to expand VSP significantly through the acquisition and development of related businesses, primarily specialty physician networks and practices. This expansion will require significant capital commitments, and may result in the recognition of operating losses. The Company is incurring expenditures to develop its infrastructure and systems for VSP in anticipation of significant growth. In addition, there are a number of factors outside the Company's control which may delay or hinder the expansion of VSP's operations, including acceptance of the Company's services by physicians and payers. To the extent VSP's operations do not expand as planned and the Company does not realize revenues sufficient to offset such increased expenses, the Company's operating margins will be adversely affected and VSP may experience delays in attaining profitability or may never become financially viable. Further, VSP may not realize revenue and operating margins as predictable as those historically provided by VRC.

     Certain companies, some of which have longer operating histories and greater financial resources than those of VSP, are providing services similar to those that VSP is providing or pursuing. VSP may be forced to compete with these entities for acquisitions, network and management contracts and, in some cases, the employment of practice physicians. There can be no assurance that VSP will be able to compete effectively with such competitors, that additional competitors will not enter VSP's markets, or that such competition will not make it more difficult to expand in such markets on terms beneficial to VSP. See "Business--Competition."

     Limited Operating History of VSP and Integration of Operations. Since February 1996, VSP has grown aggressively, principally through acquisitions. VSP will continue to pursue an aggressive growth strategy that includes both acquisitions and the marketing of network services to payers ("Development Activities"). VSP negotiates payer contracts to provide specialty physician care, then acquires or develops specialty physician networks to service the contracts and in some instances acquires physician practices. The process of obtaining payer contracts, acquiring or establishing appropriate networks, and developing management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the management of Vivra and VSP, and there can be no assurance that the Company will be successful in these efforts. The dedication of management resources to such integration may detract attention from the day-to-day operations of Vivra and VRC. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial unanticipated costs associated with such activities or that there will not be other material adverse effects of these Development Activities. See "Business--Vivra Specialty Partners."

     Dependence on Key Personnel and Physicians. The Company is dependent on certain key senior management personnel, the loss of any of whom could have an adverse effect on the Company's business. In addition, the Company will need to continue to attract and retain highly skilled health care executives, the competition for whom is intense.

     The Company's dialysis facilities depend upon their Medical Directors and to a lesser extent local nephrologists and other physicians for referrals of ESRD patients for treatment. As is generally true in the dialysis industry, at each facility one or a few physicians account for all or a substantial portion of the patient base. The loss of one or more key physicians at a particular facility could have a material adverse effect on the operations of that facility, and the loss of a significant number of physicians could adversely affect the Company's overall operations.

     VSP is dependent upon its affiliations with physicians. Moreover, the Company believes that its future success will be dependent largely on its ability to attract and retain qualified physicians. VSP has entered into management, provider and/or employment agreements with physicians, a significant number of whom have the right to terminate their individual employment relationship with limited or no notice. In the event that a significant number of such physicians terminate their employment or become unable or unwilling to continue in their roles and the Company is unable to find suitable replacements in a timely manner, this would have a material adverse effect on the Company's revenues and net earnings.

     Governmental Regulation. The Company is subject to extensive federal and state regulation regarding, among other things, fraud and abuse, health and safety, environmental compliance and toxic waste disposal.

     The illegal remuneration provisions of the Social Security Act and similar state laws impose civil and criminal sanctions. These sanctions include disqualification from participation in the Medicare and Medicaid programs for persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment which is paid for in whole or in part by Medicare and Medicaid or for otherwise generating revenues reimbursed by either of these programs. In July 1991 and in November 1992, the federal government published final regulations that provide exceptions or "safe harbors" from the illegal remuneration prohibitions for certain business transactions. Transactions that satisfy the criteria under the applicable safe harbors are deemed not to violate the illegal remuneration provisions. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence in certain instances of regulations or court decisions addressing many of the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws. The Office of Inspector General (the "OIG") of the Department of Health and Human Services ("HHS") has previously published warnings that the industry-wide practices of obtaining discounts on certain laboratory charges and the payment of remuneration for intradialytic parenteral nutrition ("IDPN") therapy at dialysis centers may violate certain statutory provisions. The Company believes that it has a reasonable basis for continuing these practices and that, if challenged by the OIG, it could defend these practices. However, there can be no assurance that the Company will not be required to change one or more of these practices or be subject to sanctions. The Company's revenues and net earnings would be adversely affected as a result of any such change or sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations. See "--IDPN Therapy and Laboratory Services."

     The Health Insurance Portability and Accountability Act of 1996, Public Law 104-191 (the "Kennedy-Kassebaum Bill" or the "Act"), which became effective January 1, 1997, substantively changed federal fraud and abuse laws related to health care by expanding their reach to all federal health care programs, establishing new bases for exclusion from participation in Medicare and Medicaid programs and mandating minimum exclusion terms for those found to have violated the Act, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil monetary penalties to $10,000 (from $2,000) per item or service and assessments to three (from two) times the amount claimed, creating a specific health care offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud.

     In addition to establishing minimum periods of exclusion from government health programs for an entity found to have violated the Act, the law also authorizes exclusion of an individual with a direct or indirect ownership or control interest in a sanctioned entity if the individual "knows or should know" of the activity leading to the conviction or exclusion of the entity or where the individual is an officer or managing employee of the entity. The Act adds a number of offenses punishable by imposition of civil monetary penalties, including: presenting a claim based on a medical procedure code that the person knows or has reason to know will result in greater payments than appropriate; submitting a claim that the person knows or has reason to know is for medical services that are not medically necessary; and offering remuneration to an individual eligible for Medicare or Medicaid benefits to induce that individual to order or receive from a particular provider, practitioner or supplier any item or service reimbursable under Medicare or Medicaid.

     Although the Company believes that it is generally in compliance with all provisions of the Kennedy-Kassebaum Bill, under certain circumstances the Company's program of assisting dialysis patients in financial need by paying their health insurance premiums could be construed as a violation of the Act. The Company's program for payment of health insurance premiums is consistent with what both independent and other chain dialysis companies were doing and are continuing to do subsequent to the effective date of the Kennedy-Kassebaum Bill. The Company believes that the Act was not intended to prohibit this type of program, and the Company is working with other dialysis providers to obtain a technical correction to the Act to eliminate any issues concerning the program thereunder. However, there can be no assurance that the Company will not be required to discontinue this program or be subject to sanctions or monetary penalties with respect thereto. If the Company is precluded from assisting patients through payment of health insurance premiums, this, along with any sanctions or monetary penalties, would have an adverse effect on the Company's revenues and net earnings.

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

     The health care industry and physicians' medical practices are highly regulated at the federal and state levels. Because of the uniqueness of the structure of the relationships between the Company and the physician groups and its networks and the nature of the Company's business, there can be no assurance that review of the Company's business by courts or health care, tax, labor and other regulatory authorities will not result in determinations or actions, including decertification or disqualification from eligibility to receive reimbursement from Medicare or Medicaid, that could adversely affect the operations of the Company or that the health care regulatory environment will not change in a manner that would restrict the Company's existing operations or limit the expansion of the Company's business or otherwise adversely affect the Company. Many state laws restrict the unlicensed practice of medicine, the splitting or sharing of fees with non-physician entities and the enforcement of non-competition agreements. Increased attention has been devoted to the application of federal and state antitrust laws to physician networks and provider agreements. For example, federal law prohibits conduct that may result in price-fixing or other anticompetitive conduct. Although management of the Company believes the operations of the Company are in material compliance with existing law, there can be no assurance that the Company's existing agreements with its physicians, including service agreements or network agreements, will not be successfully challenged. See "Business--Governmental Regulation."

     IDPN Therapy and Laboratory Services. IDPN is a nutritional supplement administered during dialysis to patients suffering from nutritional deficiencies. In early 1993, HCFA designated four durable medical equipment regional carriers (the "DMERCs") to process reimbursement claims for IDPN therapy. These DMERCs have denied most new claims and, in May 1995, the Company limited administration of this therapy to patients who were grandfathered (received authorization for coverage prior to early 1993) or who have private insurance. In April 1996, the DMERC's established new, more stringent medical qualification criteria for reimbursement of IDPN therapy. These criteria have substantially reduced the number of ESRD patients who now qualify for IDPN reimbursement by Medicare.

     The OIG has published warnings to the dialysis services industry generally that it believes that the industry-wide practices of obtaining discounts on certain laboratory charges and the payment of remuneration for services provided for IDPN therapy at dialysis centers violate the anti-kickback statute in many, if not most, circumstances. The Company believes that it has a reasonable basis for practices which the OIG may regard as within the scope of the warnings and that, if challenged by the OIG, it could defend these practices. However, there can be no assurance that the Company will not be challenged under the statutes or subject to sanctions. Any challenge, including any sanctions, would have an adverse effect on the Company's revenues and net earnings.

     National Health Care Reform. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care coverage and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or, whether such changes, if made, would have a material adverse effect on its revenues and net earnings.

     Possible Volatility of Stock Price. There has been volatility in the market price of securities of health care companies. Future announcements concerning the Company or its competitors, including governmental regulations, reimbursement changes, litigation, or other developments, as well as changes in, or the failure by the Company to meet, estimates of securities analysts, may have a significant impact on the market price of the Company's Common Stock. In addition, broad market fluctuations and general economic or political conditions may adversely affect the market price of the Company's Common Stock, regardless of the Company's actual performance. See "Business--Competition" and "--Governmental Regulation."

     Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation and the Delaware General Corporation Law (the "General Corporation Law") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interest of stockholders. The General Corporation Law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein). In addition, the Company has issued to its holders of Common Stock, pursuant to a stockholders rights plan, rights that will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

Vivra Renal Care

     Dialysis Services

     The Company is the second largest provider of dialysis services in the United States. The Company intends to develop and acquire facilities primarily in existing and contiguous geographic markets and to increase the number of physician and other sources of patient referrals.

     Industry Overview

     End-Stage Renal Disease. ESRD is the state of advanced renal impairment that is irreversible and fatal without treatment. According to HCFA, the number of patients who require chronic dialysis services grew from approximately 66,000 in 1982 to approximately 187,000 in 1994, representing a compound annual growth rate of 9%. VRC attributes the continuing growth in the number of ESRD patients principally to the aging of the general population, demographic trends and medical advances resulting in increased life expectancy of patients with hypertension, diabetes and other illnesses that lead to ESRD. Additionally, management believes improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-prolonging treatment. Since 1973, qualified patients with ESRD have been entitled to Medicare benefits regardless of age or financial circumstances.

     Treatment Options for ESRD. Treatment options for ESRD include hemodialysis, peritoneal dialysis and kidney transplant surgery. HCFA estimates that, as of December 31, 1994, 82% of the ESRD patients in the United States were receiving hemodialysis treatment in outpatient facilities. The remaining 18% were treated in the home or in the hospital as inpatients. Patients treated in the home are monitored by a designated outpatient facility or qualified physician's office.

     Hemodialysis uses an artificial kidney, called a dialyzer, to remove certain toxins, fluid and salt from the patient's blood, and a machine to control external blood flow and to monitor certain vital signs of the patient. Typically dialysis for the chronic patient is performed three times per week, for approximately four hours per treatment, and continues for the patient's lifetime.

     Peritoneal dialysis is generally performed by the patient at home. The most common methods are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). Peritoneal dialysis offers patients an improved lifestyle, but is limited in application by a higher incidence of infection. Both CAPD and CCPD use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CCPD uses a mechanical device to cycle dialysis solution while a patient is sleeping.

     An alternative treatment not provided by VRC is kidney transplantation. While this option, when successful, is the most desirable form of therapeutic intervention, the shortage of suitable donors limits the availability of this surgical procedure as a treatment option. In addition to the foregoing treatment options, attempts are being made to develop new drugs, medical treatments or artificial kidneys that reduce or eliminate the necessity for dialysis.

     VRC Facilities and Operations

     VRC intends to develop and acquire facilities primarily in existing and contiguous geographic markets and to increase the number of physician and other sources of patient referrals. However, the dialysis industry is highly competitive and, as a result, VRC may not be able to acquire or develop new dialysis facilities economically. As of November 30, 1996, VRC owned and operated 251 facilities in 28 states and the District of Columbia. The facilities range in size from 6 to 41 stations; the average size is 15 stations. The number of VRC's facilities has increased significantly during the past five years through the acquisition of 80 existing facilities, the development of 68 new facilities and the management of 2 facilities, offset by the closure of 11 facilities. As a result of a net increase in facilities, as well as an increase in the number of treatments at existing centers, VRC has increased total treatments provided by 150% over the past 5 years. During fiscal 1996, VRC's "same store" patient growth was approximately 6.5%. There can be no assurance that VRC will continue to experience similar growth in the future.

                                                          Number of
                                  Number of              Treatments
       Fiscal Year End            Facilities              Provided
       ---------------            ----------             ----------

             1991                    118                    768,743
             1992                    134                    911,979
             1993                    144                  1,116,199
             1994                    156                  1,289,200
             1995                    205                  1,578,744
             1996                    251                  1,959,067

     The above table includes total CAPD and CCPD treatments of 64,463, 83,579, 114,340, 136,092, 171,846 and 209,410 in fiscal 1991 through 1996, respectively.

     As of November 30, 1996, VRC's facilities were located as follows:
California (44); Florida (42); Texas (21); Georgia and South Carolina (20 each); Pennsylvania, Virginia and Alabama (15 each); North Carolina (7); Louisiana (6); Maryland (5); District of Columbia and Michigan (4 each); Connecticut, Missouri, New Jersey, New Mexico, Oklahoma and Oregon (3 each); Arizona, Kansas, Massachusetts, Mississippi and Tennessee (2 each); Colorado, Illinois, Iowa, Ohio and West Virginia (1 each).

     As required by Medicare regulations, each of VRC's facilities is supervised by a medical director ("Medical Directors"). VRC's Medical Directors are licensed physicians in private practice who are directly responsible for assuring the quality of patient care. A Unit Administrator, who is generally a registered nurse, supervises the day-to-day operation of each facility and the staff. The staff consists of registered nurses, medical technicians, nurses' aides, a unit clerk, and certain part-time employees, including a social worker, a registered dietitian and a machine repair technician. Each facility is staffed in a manner that allows the number of personnel to be adjusted efficiently according to the number of patients receiving treatment. VRC engages in organized and systematic efforts to measure, maintain and improve the quality of services it delivers. Each of VRC's facilities collects and analyzes quality assurance data which is reviewed regularly by regional and corporate management to continually monitor and improve the standard of care being provided.

     Sources of Dialysis Revenues. VRC estimates that approximately 72% of its dialysis revenues, including revenues for the reimbursement of the administration of EPO, for each of the fiscal years 1995 and 1996, were reimbursements from Medicare and Medicaid under the ESRD program administered by HCFA and the states. Numerous congressional actions have resulted in changes in the average Medicare reimbursement rate from a fixed fee of $138 per treatment in 1983, to a current average rate of $126. The Medicaid programs are also subject to statutory and regulatory changes that could affect the rate of Medicaid reimbursement. VRC is not able to predict whether and to what extent changes to Medicare and Medicaid reimbursement rates will be made in the future. Any reduction in these reimbursement rates would have a material adverse effect on VRC's revenues and net earnings.

     New dialysis patients must wait 90 days after commencement of dialysis treatment to qualify under the Medicare ESRD reimbursement program. Often patients do not have the means or insurance to pay for treatment during this 90-
day waiting period. If new patients do have private insurance or belong to an employer group health plan, current regulations require such insurance to pay for up to the first 21 months of dialysis treatment before Medicare reimbursement begins. These regulations are scheduled to expire in October
1998, at which time private insurers' obligation to pay for dialysis treatment will be reduced to up to the first 15 months of dialysis treatment. The budget proposed by the Clinton administration would make the existing regulations permanent, but there can be no assurance that the payment obligations of private insurance will not change. If a secondary carrier such as Medicaid or a private insurer cannot be found, the Company may not be reimbursed for treatment provided during the initial waiting period or for the 20% copayment of the ESRD rate which is not paid by Medicare. If possible, VRC seeks to assist patients who may not initially have adequate sources of reimbursement or health insurance to obtain coverage.

     Since June 1, 1989, Medicare and Medicaid have provided reimbursement for the administration of EPO to dialysis patients for the treatment of anemia. During fiscal 1995 and 1996, approximately 87% and 89%, respectively, of VRC's dialysis patients received EPO. Revenues from the administration of EPO were approximately $54.4 million and $83.3 million, respectively, or 17% and 20%, respectively, of dialysis revenues, for those periods. Effective January 1, 1994, Medicare and Medicaid reimbursement for the administration of EPO was reduced from $11.00 to $10.00 per 1,000 units. Any further reduction in the reimbursement rate for the administration of EPO would have a material adverse effect on the Company's revenues and net earnings. In addition, EPO is produced by a single manufacturer, and any interruption of supply could have a material adverse effect on the Company's revenues and net earnings.

     VRC estimates that approximately 28% of its dialysis revenues for fiscal years 1995 and 1996 was derived from sources other than Medicare and Medicaid. Of these revenues, the largest portion came from private insurance for chronic dialysis treatments. In general, private insurance reimbursement and reimbursement for treatments performed at acute care hospitals are at rates significantly in excess of Medicare and Medicaid rates. The percentage of the costs of dialysis care required to be assumed by private payers may change as the existing federal ESRD program is reviewed by the United States Congress. Notwithstanding any legislative action, the Company expects that private payers will reduce dialysis payments as their overall dialysis costs increase. In addition, as HMOs and other managed care providers expand, they will have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis. VRC is unable to predict to what extent decreases in these reimbursement rates will be made in the future. Any reduction in the ability of VRC to charge rates that are in excess of those paid by Medicare and Medicaid would have a significant negative effect on the Company's revenues and net earnings.

     Ancillary Services. In September 1991, the Company established Associated Health Services ("AHS") to provide IDPN pharmacy and support services to its dialysis patients. AHS operates a pharmacy in Southern California and provides IDPN therapy services to dialysis patients in facilities owned by third parties, in addition to VRC's patients.

     In 1996, VRC began development of a dialysis laboratory and concurrently entered into a management agreement with an independent third party to manage the laboratory, which began operations in July 1996. Tests performed at the laboratory include: (i) blood tests which are reimbursed as part of the dialysis composite rate, (ii) blood tests ordered for co-morbidity ESRD conditions (i.e., diseases that are the result of or cause ESRD) and (iii) general symptom testing.

Vivra Specialty Partners

     VSP believes that, with the growth of managed care, substantial opportunities may exist to provide network and practice management services related to high-cost specialty care. VSP believes that its physician networks have the ability to effectively manage expenses related to high cost diseases, which account for a significant portion of total medical expenses. In addition, VSP believes that it will have the opportunity to acquire a significant number of specialty practices.

     VSP's strategy is to contract for and manage the delivery of high quality, cost-effective specialty care through organized physician networks. VSP's networks are integrated groups of physicians within the same specialty who are contractually linked to VSP for the purpose of delivering specialty care to patient populations. The networks are typically arranged to provide comprehensive geographic coverage in and across the service area of managed care organizations. VSP networks provide operating and systems infrastructure, secure managed care contracts and facilitate the care process, while providing physicians significant autonomy and the ability to co-govern their financial affairs and generate utilization and practice quality enhancements. VSP has acquired and intends to continue to acquire specialty physician practices which are complementary to its physician networks and where VSP has sub-capitated or case-rate contracts, or where it expects to obtain such contracts. The Company believes that these specialty practices may allow it to develop clinical and management insights to enhance the provision of specialty care.

     VSP currently owns networks and/or practices and provides services in the following specialties:

           -   Asthma & Allergy                -   Neurology
           -   Cardiology                      -   OB/GYN
           -   Diabetes                        -   Orthopedics
           -   Dialysis/Nephrology             -   Urology
           -   ENT

     In these specialties, VSP provides services for approximately 4.6 million "Specialty Lives" through 44 contracts. Each health plan member is deemed to have one Specialty Life for each specialty contracted.

     VSP owns 32 specialty practices with 97 physicians and manages one additional specialty practice with 15 physicians. To date, VSP's acquired practices are primarily in asthma/allergy and cardiology. However, the Company intends to acquire practices in the other specialties it serves.

     VSP's network information processing company, Vivra Network Services ("VNS"), provides claims processing and management reporting to VSP's specialty networks. In addition, VNS has contracts with nine third-party specialty networks covering approximately 1.5 million Specialty Lives to provide claims processing and management reporting services.

     VSP intends to continue to expand aggressively through the acquisition and development of related businesses, primarily physician network and practice entities. Expansion of the VSP business will require significant capital commitments by the Company and will require that physicians and payers accept the Company's services. Accordingly, there can be no assurance that these new businesses will ever become profitable or obtain financial viability. Further, there can be no assurance that VSP will be able to successfully compete with companies which provide services similar to VSP, some of which have greater financial resources and longer operating histories.

Competition

     VRC. It is estimated that the six largest dialysis providers constitute approximately 48% of the estimated $4 billion outpatient dialysis treatment market. The balance of the market is still fragmented into hospital-based centers and facilities owned by individual nephrologists. Industry consolidation has accelerated as large providers have increased the pace at which they are making acquisitions. As a result, VRC faces competition for the acquisition and development of new centers as well as competition for qualified physicians to act as Medical Directors.

     A primary consideration of a patient or a physician when selecting a dialysis facility is convenience of location for the patient. Other competitive factors include quality of care and service. On occasion, VRC has experienced competition from the establishment of a facility by a former Medical Director.

     VSP. Certain companies, some of which have longer operating histories and greater financial resources than those of VSP, are providing network and management services similar to those that VSP is providing or pursuing. VSP may be forced to compete with these entities for acquisitions, network and management contracts and, in some cases, the employment of practice physicians. There can be no assurance that VSP will be able to compete effectively with such competitors, that additional competitors will not enter VSP's markets, or that such competition will not make it more difficult to expand in such markets on terms beneficial to VSP.

Governmental Regulation

     General. The Company's operations are subject to extensive governmental regulation at the federal, state and local levels.

     Kennedy-Kassebaum Bill. The Health Insurance Portability and Accountability Act of 1996, Public Law 104-191 (the "Kennedy-Kassebaum Bill" or the "Act"), which became effective January 1, 1997, substantively changed federal fraud and abuse laws related to health care by expanding their reach to all federal health care programs, establishing new bases for exclusion from participation in Medicare and Medicaid programs and mandating minimum exclusion terms for those found to have violated the Act, creating an additional exception to the anti-kickback penalties for risk-sharing arrangements, requiring the Secretary of HHS to issue advisory opinions, increasing civil monetary penalties to $10,000 (from $2,000) per item or service and assessments to three (from two) times the amount claimed, creating a specific health care offense and related health fraud crimes, and expanding investigative authority and sanctions applicable to health care fraud.

     In addition to establishing minimum periods of exclusion from government health programs for an entity found to have violated the Act, the law also authorizes exclusion of an individual with a direct or indirect ownership or control interest in a sanctioned entity if the individual "knows or should know" of the activity leading to the conviction or exclusion of the entity or where the individual is an officer or managing employee of the entity. The Act adds a number of offenses punishable by imposition of civil monetary penalties, including: presenting a claim based on a medical procedure code that the person knows or has reason to know will result in greater payments than appropriate; submitting a claim that the person knows or has reason to know is for medical services that are not medically necessary; and offering remuneration to an individual eligible for Medicare or Medicaid benefits to induce that individual to order or receive from a particular provider, practitioner or supplier any item or service reimbursable under Medicare or Medicaid.

     Although the Company believes that it is generally in compliance with all provisions of the Kennedy-Kassebaum Bill, under certain circumstances the Company's program of assisting dialysis patients in financial need by paying their health insurance premiums could be construed as a violation of the Act. The Company's program for payment of health insurance premiums is consistent with what both independent and other chain dialysis companies were doing and are continuing to do subsequent to the effective date of the Kennedy-Kassebaum Bill. The Company believes that the Act was not intended to prohibit this type of program, and the Company is working with other dialysis providers to obtain a technical correction to the Act to eliminate any issues concerning the program thereunder. However, there can be no assurance that the Company will not be required to discontinue this program or be subject to sanctions or monetary penalties with respect thereto. If the Company is precluded from assisting patients through payment of health insurance premiums, this, along with any sanctions or monetary penalties, would have an adverse effect on the Company's revenues and net earnings.

     Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Federal enforcement officials also may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. If successful, civil penalties could be imposed, including assessments of $10,000 per improper claim for payment plus three times the amount of such claim and suspension from future participation in Medicare and Medicaid programs. Civil suspension for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. Some state statutes also include criminal penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals.

Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

     In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that satisfy the criteria under the applicable safe harbors will be deemed not to violate the federal anti-kickback statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions would be subject to scrutiny by enforcement agencies. The Company seeks to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances, although many of the Company's arrangements satisfy all of the elements of the relevant safe harbor. Although the Company has never been challenged under the anti-kickback statute and believes it complies in all material respects with this statute and all other applicable related laws and regulations, there can be no assurance that the Company will not be required to change its practices or that any such challenge or any sanction which might be imposed will not have a material adverse effect on the Company's revenues and net earnings.

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

     Stark II. Federal law, commonly referred to as Stark II, restricts physician referrals for certain designated health services to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995.

     A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The Company has entered into compensation agreements with its Medical Directors and other referring physicians and some Medical Directors own stock in the Company. The Company is not aware of any family relationship between a Medical Director and staff at its dialysis facilities.

     Stark II includes certain exceptions for compensation arrangements and ownership that satisfy certain criteria. With respect to compensation arrangements, remuneration from an entity pursuant to a personal services compensation arrangement is excepted from Stark II prohibitions if: (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement; (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity; (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement; (iv) the term of the arrangement is for at least one year; (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties; (vi) the services to be performed do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law; and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HHS.

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

     Stark II also includes an exception for a physician's ownership or investment interest in shares in an Investment Company or securities listed on an exchange or quoted on the Nasdaq National Market which, in either case, meets certain financial criteria.

     State Referral Regulations. Various states have in place or are considering anti-referral statutes which impose requirements on or prohibit certain referrals. The Company could be subject to sanctions and could be required to restructure some or all of its relationships with the referring physicians with whom it contracts for Medical Director and similar services. The consequences of such restructuring, if any, cannot be predicted.

     State Laws Regarding Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, many aspects of the Company's business operations, including the structure of the relationships between the Company and its medical providers, have not been the subject of state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion.

     Dialysis Segment. With respect to the Company's dialysis operations, the Company must meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The dialysis facilities are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis facilities must be certified by HCFA.

     Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived, or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services, would have a material adverse effect on the Company's business. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that health care reform will not result in a material adverse change to the Company.

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

     The OIG has published warnings to the dialysis services industry generally that it believes that the industry-wide practices of obtaining discounts on certain laboratory charges and the payment of remuneration for services provided for IDPN therapy at dialysis centers violate the anti-kickback statute in many, if not most, circumstances. The

Company believes that it has a reasonable basis for practices which the OIG may regard as within the scope of the warnings and that, if challenged by the OIG, it could defend these practices. However, there can be no assurance that the Company will not be challenged under the statute or subject to sanctions. Any such challenge, including any sanctions, would have an adverse effect on the Company's revenues and net earnings.

     Stark II may require the Company to restructure certain existing compensation arrangements with its Medical Directors or, in the alternative, to refuse to accept referrals for designated health services from such physicians. Although there can be no assurance, the Company believes that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by HHS to apply to the Company, such application of Stark II could have a material adverse effect on the Company.

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

     Network and Practice Management Segment. Most states have laws regulating insurance companies, HMOs and third-party administrators. The Company is not licensed in any state to engage in the insurance, HMO or third-party administrator businesses. As the managed care business evolves, state regulators may begin to scrutinize the practices of, and relationships between, third-party payers, medical service providers and entities providing management and other services to medical service providers with respect to the application of insurance, HMO and third-party administrator laws and regulations. The Company does not believe that its practices in either VRC or VSP, which are consistent with those of other health care companies, would subject it to such laws and regulations. However, given the limited regulatory history with respect to such practices, there can be no assurance that states will not attempt to assert jurisdiction. The Company may be subject to prosecution by state regulatory agencies, and accordingly may be required to change or discontinue certain practices which could have a material adverse effect on the Company.

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

     In recent years, increased attention has been focused on the application of federal and state antitrust laws to physician networks and provider arrangements. Federal law prohibits conduct that may result in price-fixing or other anticompetitive conduct. Although management of the Company believes the operations of the Company are in material compliance with existing law, there can be no assurance that the Company's existing agreements with its physicians, including service agreements or network agreements, will not be successfully challenged.

     Medicare and Healthcare Reform. Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for the Company's dialysis or other services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations.

     Other Regulations. The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of dialysis services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including dialysis facilities, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

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

     The Company believes it is in material compliance with current applicable laws and regulations. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of further investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. No assurance can be given that the Company's activities will not be challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with such a statute. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business.

Insurance

     The Company carries insurance for property damage, public liability and malpractice covering all of its businesses. The public liability and malpractice coverage limits are $40 million for each loss occurrence. The all risk property insurance coverage limit is $10 million based on replacement cost for each loss occurrence. The loss occurrence limit includes separate annual aggregate sublimits for earthquake and flood damage of $5 million for each state. The Company believes that its insurance coverage is adequate.

Employees

     As of November 30, 1996, the Company had approximately 5,600 employees. Employees at one of the Company's dialysis facilities (representing less than 1% of total employees) are covered by a union agreement. The Company considers its labor relations to be satisfactory.

Item 2.   Properties.

     Dialysis properties: As of November 30, 1996, the Company owned the real property for 24 of its dialysis facilities. The majority of these owned facilities are one to two stories, comprising 1,800 to 16,900 square feet, with the majority having 3,000 to 5,000 square feet. Sites range from one to one and one-half acres. The remaining 227 of the Company's dialysis facilities are in leased premises, either within general hospitals or in separate buildings. These premises range in size from 2,000 to 8,400 square feet and are occupied under leases, ranging from month-to-month to 60 months duration with varying renewal options. The Company expects to renew these leases from time to time or to lease new space as necessary. The Company leases approximately 55 facilities from Medical Directors on terms comparable to those that would have been obtained from an unrelated third party.

     The Company leases approximately 19,000 square feet of office space for its corporate headquarters in San Mateo, California, and leases a two-story office building in Laguna Hills, California for administrative offices, with approximately 34,000 square feet of space. The Company leases an aggregate of approximately 50,000 square feet in numerous locations throughout the country, including Nashville, Tennessee; Atlanta, Georgia; Miami and Clearwater, Florida; and Metairie and Covington, Louisiana for office space, and in San Dimas, California for its specialty pharmacy.

Item 3.   Legal Proceedings.

     On December 18, 1996, the Company received from the United States Attorney for the District of Massachusetts a grand jury subpoena which calls for the records pertaining to the operations of VRC from January 1, 1987 through July 1, 1996. The subpoena appears to focus on VRC's previous relationship with Damon Clinical Laboratories and other affiliated entities, as well as utilization patterns and procedures pertaining to clinical laboratory blood tests billed to the Medicare and/or Medicaid programs. In connection with the receipt of this subpoena, the Company has been advised that VRC is now a subject of the United States Attorney's investigation. The investigation is in the preliminary stage and, as a result, management currently is unable to predict the ultimate resolution of such proceedings or its impact on the results of operations.

     On May 20, 1992, in the Pennsylvania Court of Common Pleas in Delaware County, a complaint was filed against the Company's subsidiary, VRC. In September 1993, the court determined that the suit could proceed as a class action on behalf of 93 patients, subsequently reduced to 70, who were treated at one of the VRC facilities, some of whom are alleged to have died or been injured during or as a result of the course of treatment. On January 23, 1997, the Company was notified by outside counsel that the class representatives came to an agreement to recommend to the class members that all claims of all of the class members and their representatives be settled in exchange for payment of an amount that is covered by the Company's insurance policies. Once the agreement is formalized and put in writing, the class members will have the opportunity to comment on the fairness of the settlement, after which the settlement will become the subject of consideration by the court as to fairness thereof.

     The Company is also subject to other claims and suits in the ordinary course of business. Management believes that either insurance, which is purchased from third parties, is adequate to cover any such claims or that such claims lack merit and the outcome of all such claims should not have a material adverse effect on the Company's results of operations or financial condition.

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

                                           Price Range
                                 -------------------------------
                                   High                  Low
                                   ----                  ---
       1995
       ----

       First Quarter             $21 7/8                $17 3/4
       Second Quarter            $23 7/8                $18 1/3
       Third Quarter             $22 1/8                $17 3/4
       Fourth Quarter            $23 3/8                $21 11/64

       1996
       ----

       First Quarter             $30 7/8                $22 5/8
       Second Quarter            $35 3/8                $26 3/4
       Third Quarter             $35 1/16               $27 5/8
       Fourth Quarter            $36 1/8                $28


Holders

     There were approximately 1,669 stockholders of record of the Company's Common Stock as of January 31, 1997.

Dividends

     The Company has not declared or paid any cash dividends. The Board of Directors does not presently intend to pay regular cash dividends on the Common Stock. The payment of future dividends will be dependent upon the earnings, capital requirements and financial condition of the Company and such other business and economic factors as the Board of Directors considers relevant.

Item 6.   Selected Financial Data.


                       Vivra Incorporated and Subsidiaries

                                                                                       Year ended November 30
                                                                1996              1995          1994          1993          1992
                                                           ------------------------------------------------------------------------
                                                                                 (In thousands, except per share amounts)

Statement of Earnings Data* Operating revenues:
     Vivra Renal Care                                           $411,294        $316,572      $265,262      $217,763      $168,779
     Vivra Specialty Partners                                     95,296          40,226        17,742        15,401        11,744
     Other Services                                                    -          24,028        27,113         6,227         2,103
                                                           ------------------------------------------------------------------------
Operating revenues                                               506,590         380,826       310,117       239,391       182,626
Other income                                                      10,719           5,221         1,891         1,235         1,508
                                                           ------------------------------------------------------------------------
Total Revenues                                                   517,309         386,047       312,008       240,626       184,134
Costs and expenses:
     Operating                                                   360,500         260,838       207,779       165,359       127,644
     General and administrative                                   57,775          50,107        42,495        24,635        17,395
     Depreciation                                                 14,170          11,280         9,953         7,589         5,184
     Interest                                                      3,692             483           606         1,016           958
                                                           ------------------------------------------------------------------------
Total costs and expenses                                         436,137         322,708       260,833       198,599       151,181
Earnings from continuing operations, before minority
     interest and income taxes
                                                                  81,172          63,338        51,175        42,027        32,953
Income taxes                                                      30,765          24,645        20,978        17,651        13,511
                                                           ------------------------------------------------------------------------
Net earnings from continuing operations                           50,295          38,599        30,187        24,376        19,442
Earnings from discontinued operations, less applicable
     taxes                                                             -               -             -           554           152
Gain on sale of discontinued operations, less applicable
     taxes                                                             -               -           697             -             -
                                                           ------------------------------------------------------------------------
Net earnings                                                   $  50,295       $  38,599     $  30,884     $  24,930     $  19,594
                                                           ========================================================================
Earnings per share from continuing operations                      $1.27           $1.03          $.92          $.76          $.62
                                                           ========================================================================
Weighted average shares outstanding                               39,708          37,350        32,987        32,133        31,336
                                                           ========================================================================

Balance Sheet Data*
Cash and investments                                           $ 228,976      $  120,189     $  80,681     $  53,168     $  40,235
Working capital                                                  214,414         133,704        98,621        89,678        73,232
Total assets                                                     655,218         411,423       283,190       213,781       175,382
Long-term obligations                                            163,143           4,047        13,182         8,901         9,341
Stockholders' equity                                             403,228         345,962       213,989       173,957       143,089

* Financial results for 1992-1995 have been restated to show the effect of certain 1996 business combinations which were accounted for as a pooling-of-interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this discussion, the words "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning capital and acquisition expenditures, are subject to certain risks and uncertainties and those discussed herein which could cause actual results to materially differ from those projected. These forward-looking statements speak only as of the date hereof.

Results of Operations

     The following is a comparative discussion of Vivra's financial condition and the operating results by fiscal year, for the three years ended November 30, 1996. It should be read in conjunction with Vivra's Consolidated Financial Statements and related Notes.

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

1996 Compared with 1995

     For fiscal 1996 as compared to fiscal 1995, revenues increased $131.3 million, or 34.0%; costs and expenses increased $113.4 million, or 35.1%; and earnings from continuing operations before taxes increased $17.8 million, or 28.2%. In total, net earnings for the year increased $11.7 million to $50.3 million, or 30.3% compared to 1995.

     Operating revenues increased $125.8 million, or 33.0%, to $506.6 million. Revenues from VRC increased $94.7 million to $411.3 million, or 30.0%; VSP revenues increased $55.1 million to $95.3 million; and Other Services revenues decreased $24.0 million. The increase in revenues from VRC was attributable to the growth in the number of treatments provided and growth in ancillary services, principally from the administration of the drug Erythropoietin ("EPO"), prescribed for dialysis patients suffering from anemia. Treatments grew 24.1% from 1,578,744 to 1,959,067, primarily as a result of the net addition of 46 centers. Revenues from EPO were $83.3 million, compared to $54.4 million in the prior year, a 53.1% increase. This growth was due to an increase in both the number of patients receiving the drug and in the average dosage size. As of November 30, 1996, approximately 89% of the Company's dialysis patients were receiving EPO, compared to 87% in 1995. The increase in revenues from VSP was due to the addition of cardiology, OB/GYN and orthopedics specialty physician networks after the third quarter of 1995 and growth in the asthma/allergy specialty. The decrease in Other Services revenues was a direct result of the sale and discontinuation of the Company's ambulatory surgery center, rehabilitation therapy and primary care physician practice management businesses in 1995. Other income of $10.7 million included interest earned on marketable securities and $4.7 million in gains from the sale of available-for-sale marketable investments.

     Operating costs increased $99.7 million, or 38.2%, to $360.5 million. VRC operating costs increased $67.5 million to $282.1 million, or 31.5%; Vivra Specialty Partners operating costs increased $47.5 million to $78.4 million; and Other Services operating costs decreased $15.3 million. The increase in VRC operating costs was due to the increased volume of dialysis business, increased labor costs and expenses associated with the operation of de- novo dialysis centers. VSP operating costs increased due to the addition and growth of the cardiology, OB/GYN and orthopedics specialties after the third quarter of 1995 and growth in the asthma/allergy specialty. Operating costs of Other Services decreased due to the sale and discontinuation of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses in 1995. General and administrative expenses increased $7.7 million to $57.8 million, or 15.3%. These expenses include $4.4 million of non-recurring items consisting of the establishment of a $1.95 million long-term bonus plan within VSP, a $1.3 million reserve taken for relocation expenses and $1.1 million for other charges. In total, general and administrative expenses decreased to 11.4% of total operating revenues for 1996, as compared to 13.2% in 1995. Depreciation increased $2.9 million, or 25.6%, to $14.2 million, due to fixed asset additions in the dialysis and asthma/allergy businesses. Interest expense increased $3.2 million to $3.6 million, due to expense recorded from the Company's July 1996 issuance of $150 million of 5% Convertible Subordinated Notes Due 2001 in a private placement and the subsequent issuance of an additional $8.5 million of the Notes in August 1996 upon exercise of the over-allotment option.

     The effective tax rate for 1996 was 38.0% of earnings before income taxes, compared with 39.0% a year earlier. This decrease was primarily due to a portion of the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

1995 Compared with 1994

     For fiscal 1995 as compared to fiscal 1994, revenues increased $74.0 million, or 23.7%; costs and expenses increased $61.9 million, or 23.7%; and earnings from continuing operations before taxes increased $12.1 million, or 23.6%. In total, net earnings for the year increased $7.7 million to $38.6, or 25.0% compared to 1994.

     Operating revenues increased $70.7 million, or 22.8%, to $380.8 million. Revenues from VRC increased $51.3 million to $316.6 million, or 19.3%; VSP revenues increased $22.5 million to $40.2 million; and Other Services revenues decreased $3.1 million to $24.0 million, an 11.4% decrease. The increase in revenues from VRC was attributable to the growth in the number of treatments provided and growth in the administration of EPO. Treatments grew 19.9% from 1,316,479 to 1,578,744, primarily as a result of the net addition of 49 centers. Revenues from EPO were $54.4 million, compared to $42.0 million in the prior year, a 29.5% increase. This growth was due to an increase in both the number of patients receiving the drug and in the average dosage size. As of November 30, 1995, approximately 87% of the Company's dialysis patients were receiving EPO, compared to 84% in 1994. The increase in revenues from Vivra Specialty Partners was due to the addition of the asthma/allergy specialty as of November 30, 1994, the growth in diabetes services and the addition of various specialty physician networks during the year. The decrease in Other Services revenues was a direct result of the sale of the Company's ambulatory surgery center and rehabilitation therapy businesses in May and July 1995, respectively. Other income of $5.2 million included a $2.2 million gain from the disposition of the Company's ambulatory surgery center business, a $2.0 million gain from the sale of the Company's rehabilitation therapy business, $2.3 million of charges related to the wind-down, sale and discontinuation of the Company's primary care physician practice management business and a $1.0 million write-down as a result of the pending sale of the Vivra Renal Care corporate office building. In addition, other income included $4.3 million of interest earned on tax-free marketable securities.

     Operating costs increased $53.0 million, or 25.5%, to $260.8 million. VRC operating costs increased $37.9 million to $214.6 million, or 21.4%; VSP operating costs increased $18.7 million to $30.9 million; and Other Services operating costs decreased $3.6 million to $15.3 million, a 19.0% decrease. The increase in VRC operating costs was due to the increased volume of dialysis business, expenses associated with the operation of de-novo dialysis centers and the costs of administering EPO. VSP operating costs increased due to the growth in diabetes services and the additions of the ENT, asthma/allergy and cardiology specialties. Operating costs of Other Services decreased due to the sale of the ambulatory surgery and rehabilitation therapy businesses in 1995. General and administrative expenses increased $7.6 million to $50.1 million, or 17.9%. These expenses include $3.1 million of non-recurring items, consisting of a $1.1 million reserve taken for intradialytic parenteral nutrition therapy accounts receivable, $1.6 million for severance and other compensation arrangements and $450,000 for other charges. Furthermore, general and administrative expenses increased as a result of the addition of the asthma/allergy specialty. In total, general and administrative expenses decreased to 13.2% of total operating revenues for 1995, as compared to 13.7% in 1994. Depreciation increased $1.3 million, or 13.3%, to $11.3 million, due to an increase in depreciable assets of the dialysis business and the ambulatory surgery business prior to the sale of the business in May 1995.

     The effective tax rate for 1995 was 39.0% of earnings before income taxes, compared with 41.0% a year earlier. This decrease was primarily due to the Company's cash assets being invested in tax-free marketable securities, which had the effect of lowering the overall tax rate.

Liquidity and Capital Resources

     The Company requires significant capital for the acquisition and development of dialysis facilities and specialty physician network businesses and on-going expenditures for property, plant and equipment. Acquisition expenditures, including the value of shares issued for certain 1996 restated business combinations accounted for as pooling-of-interests, were $159.9 million, consisting of $69.4 million in cash and 2,995,902 shares of the Company's Common Stock and $84.6 million, consisting of $66.7 million in cash and 848,391 shares of the Company's Common Stock, for fiscal years ended November 30, 1996 and 1995, respectively. After giving effect to the pooling-of-interests transactions, 1996 totals were $94.1 million, consisting of $71.3 million in cash and 714,827 shares of the Company's Common Stock. Routine capital expenditures were $33.4 million and $29.4 million for the same periods, respectively.

     Cash flow from operations was $52.2 million and $24.7 million for the years ended November 30, 1996 and 1995, respectively. Cash flow from financing activities increased by $87.9 million to $159.7 million in fiscal 1996. This increase was primarily the result of the Company's July 1996 private placement of $150 million of 5% Convertible Subordinated Notes Due 2001 and the additional issuance of $8.5 million of Notes in August 1996 upon exercise of the over-allotment option. The increase was affected by the Company's February 1995 follow-on public offering, in which the Company sold 2,992,500 shares of Common Stock and received net proceeds of $59.6 million. The Company's working capital increased by $81.3 million to $214.4 million at November 30, 1996, from $133.1 million at November 30, 1995.

     In fiscal 1997, the Company currently plans to continue to acquire and develop new dialysis facilities and expand its specialty physician network businesses. To the extent the Company is able to identify significant attractive investment opportunities, such expenditures could exceed $200 million. The Company believes that the net proceeds from its private placement of Convertible Subordinated Notes, together with cash generated from operations, available cash and the ability to issue Common Stock for acquisitions will be adequate to meet the Company's planned capital expenditure, acquisition and development and liquidity needs for fiscal 1997.

Inflation and Changes in Prices

     In 1996 and 1995, approximately 72% of the Company's dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's margins.

     In 1996 and 1995, the remaining 28% of dialysis revenues were reimbursed by payers generally at rates significantly in excess of Medicare and Medicaid. Of these revenues, the largest portion came from private insurance, including managed care organizations. Reimbursement from hospitals for acute dialysis treatments was also significant. The percentage of the costs of dialysis care required to be assumed by private payers may change as the existing ESRD program is reviewed by the United States Congress. Notwithstanding any legislative action, the Company expects that non-governmental payers will reduce payment for dialysis services because they have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis treatments. If private payer rates are reduced significantly, this would have a material adverse effect on the Company's revenues and net earnings.

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

     The Company intends to expand VSP significantly through the acquisition and development of related businesses, primarily specialty physician networks and practices. This expansion will require significant capital commitments. Additionally, the Company is incurring expenditures to develop its infrastructure and systems for VSP in anticipation of significant growth. To the extent VSP's operations do not expand as planned and the Company does not realize revenues sufficient to offset such increased expenses, the Company's operating margins will be adversely affected and VSP may experience delays in attaining profitability or may never become financially viable. VSP may not realize revenue and operating margins as predictable as those historically provided by VRC.

Item 8.   Financial Statements and Supplementary Data.

     The information in response to this item is incorporated by reference from pages F-1 through F-23 hereof.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information contained under the heading "Information Concerning Nominees and Continuing Directors" and "Information Concerning Executive Officers" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information contained under the heading "Compensation of Executive Officers" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the heading "Beneficial Ownership" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1. Financial Statements. The Financial Statements listed in response to Item 8 are filed herewith.

               2.  The following Financial Statement Schedule is filed herewith:

                   Schedule II - Valuation and Qualifying Accounts

               3.  Exhibits:

                    (3) Articles of Incorporation and By-Laws of Registrant

                       (3.1)* Amended and Restated Certificate of Incorporation
                              (filed as Exhibit 3.1 to Registrant's Annual
                              Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

                       (3.2)* By-Laws (filed as Exhibit 3B to Registrant's
                              Registration Statement on Form 10, File No.
                              1-10261, and incorporated herein by reference).

                    (4) Instruments defining the Rights of Security Holders

                       (4.1)* Amended and Restated Rights Agreement dated as of
                              February 13, 1996 by and between Vivra
                              Incorporated and The First National Bank of
                              Boston, as Rights Agent (filed as Exhibit 4D to Registrant's Form 10/A dated February 14, 1996, and incorporated herein by reference).

                       (4.2)* Indenture by and between Vivra Incorporated and
                              State Street Bank and Trust Company, as Trustee, dated as of July 8, 1996, regarding Registrant's 5% Convertible Subordinated Notes Due 2001 (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, File No. 333-13625, and incorporated herein by reference).

                       (4.3)* Registration Rights Agreement dated as of July 8,
                              1996 by and among Vivra Incorporated, Alex. Brown & Sons Incorporated, Montgomery Securities, Bear, Stearns & Co. Inc., Smith Barney Inc. and UBS Securities LLC, as the Initial Purchasers of Registrant's 5% Convertible Subordinated Notes Due 2001, with respect to the registration of said Notes under applicable securities laws (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3, File No. 333-13625, and incorporated herein by reference).

                  (10)  Material Contracts

                      (10.1)* Debenture Payment Assumption Agreement between
                              Registrant and Community Psychiatric Centers
                              (filed as Exhibit 10.5A.6 to Registrant's
                              Registration Statement on Form 10, File No.
                              1-10261, filed May 26, 1989, and incorporated herein by reference).

                      (10.2)* Registrant's Transition Consultants Stock Option
                              Plan (filed as Exhibit 10G to Registrant's
                              Registration Statement on Form 10, File No.
                              1-10261, and incorporated herein by reference).

                    (10.2.1)* Transition Consultants Stock Option Agreement
                              (filed as Exhibit 10.4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1989, and incorporated herein by reference).

                     (10.3)*+ Registrant's Revised 1989 Stock Incentive Plan
                              (filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

                     (10.4)*+ Registrant's Profit Sharing Plan (filed as Exhibit
                              10.11 to Registrant's Amendment on Form 8 to
                              Annual Report on Form 10-K for the fiscal year ended November 30, 1992, and incorporated herein by reference).

                     (10.5)* Form of Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991, and incorporated herein by reference).

                     (10.6)*+ Revised and Restated Employment Contract between
                              Registrant and Kent J. Thiry, dated as of November 1, 1996.

                     (10.7)*+ Form of Employment Agreement between Registrant
                              and certain executive officers of Registrant
                              (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

                     (10.8)* Form of agreement between Registrant and the Medical Directors of its dialysis facilities (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, File No. 33-34438, and incorporated herein by reference).

                     (10.9)* Agreement effective February 1, 1996 between Amgen Inc. and Registrant (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

                     (10.10)* Agreement effective February 1, 1996 between
                              Bellco Drug Corp., Metro Health Corp. and
                              Registrant (filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

                     (11)     Statement re Computation of Per Share Earnings.

                     (21)     Subsidiaries of the Registrant.

                     (23)     Consent of Independent Auditors.

                     (27)     Financial Data Schedule.

          (b)  Reports on Form 8-K, filed in the fourth quarter of 1996:

               1. Current Report of Registrant on Form 8-K (File No. 1-10261) filed on September 24, 1996, reporting on Item 7, Financial Statements and Exhibits.

*     Previously filed.
+     Represents management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 1997.

                                        VIVRA INCORPORATED


                                        By /s/ Kent J. Thiry
                                          -------------------------------------
                                           Kent J. Thiry
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


           Signature                                   Title                                              Date

/s/ Kent J. Thiry                        President, Chief Executive Officer                        February 22, 1997
---------------------------------        and Director (Principal Executive Officer)
Kent J. Thiry

/s/ David G. Connor, MD                  Director                                                  February 24, 1997
---------------------------------
David G. Connor, MD

/s/ Richard B. Fontaine                  Director                                                  February 24, 1997
---------------------------------
Richard B. Fontaine

/s/ Alan R. Hoops                        Director                                                  February 22, 1997
---------------------------------
Alan R. Hoops

/s/ David L. Lowe                        Director                                                  February 25, 1997
---------------------------------
David L. Lowe

/s/ John M. Nehra                        Director                                                  February 22, 1997
---------------------------------
John M. Nehra

---------------------------------        Director                                                  February __, 1997
Stephen G. Pagliuca

/s/ LeAnne M. Zumwalt                    Chief Financial Officer, Secretary,                       February 22, 1997
---------------------------------        Treasurer and Director
LeAnne M. Zumwalt                        (Principal Accounting and Financial Officer)

                        Form 10-K--Item 14(a)(1) and (2)

                       Vivra Incorporated and Subsidiaries

          List of Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Vivra Incorporated and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheet -- November 30, 1996 and 1995

     Consolidated Statement of Earnings -- Years ended November 30, 1996, 1995 and 1994

     Consolidated Statement of Stockholders' Equity -- Years ended November 30, 1996, 1995 and 1994

     Consolidated Statement of Cash Flows -- Years ended November 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements -- November 30, 1996


The following consolidated financial statement schedule of Vivra Incorporated and subsidiaries is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Vivra Incorporated

We have audited the accompanying consolidated balance sheets of Vivra Incorporated and subsidiaries as of November 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vivra Incorporated and subsidiaries at November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed further in Note 1 to the consolidated financial statements, effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


                                          ERNST & YOUNG LLP


Los Angeles, California
January 24, 1997

                       Vivra Incorporated and Subsidiaries

                           Consolidated Balance Sheet

                                                                                                          November 30,
                                                                                                     1996              1995
                                                                                                   --------------------------
                                                                                                           (In thousands)

Assets
Current Assets
Cash and cash equivalents                                                                             $  78,039     $  54,063
Short-term investments - held-to-maturity and available-for-sale (Note 4)                                84,640        43,616
Accounts receivable, less allowance for doubtful accounts (1996- $18,707 and 1995- $13,429)
                                                                                                         97,703        66,049
Inventories                                                                                              13,238         9,113
Prepaid expenses and other current assets                                                                 4,272         2,070
Deferred income taxes (Note 6)                                                                           16,112        14,570
                                                                                                   ----------------------------
Total Current Assets                                                                                    294,004       189,481

Marketable non-current investments - held-to-maturity (Note 4)                                           66,297        22,510
Property, buildings and equipment - at cost, less allowances for depreciation (Notes 5 and 7)
                                                                                                         97,681        77,018
Other assets                                                                                             12,648         8,479
Goodwill and other intangibles, less accumulated amortization
     (1996 - $11,233 and 1995 - $6,727)                                                                 184,588       113,935
                                                                                                   ----------------------------
                                                                                                     $  655,218    $  411,423
                                                                                                   ============================

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                                                                     $   16,005    $   11,194
Accrued payroll and related benefits                                                                     27,303        22,995
Provider claims reserve                                                                                  11,487         2,671
Other accrued expenses                                                                                   13,490         8,855
Income taxes (Note 6)                                                                                    10,278         4,668
Current portion of deferred income taxes                                                                    418         3,532
Current maturities of long-term debt (Note 7)                                                               609         1,862
                                                                                                   ----------------------------
Total Current Liabilities                                                                                79,590        55,777

Long-term debt - exclusive of current maturities (Note 7)                                               162,534         2,185

Deferred income taxes (Note 6)                                                                            7,192         7,737

Minority interest                                                                                         2,674          (238)

Commitments and Contingencies (Notes 7 and 11)

Stockholders' Equity (Note 8):
Common stock, par value $.01 per share; authorized 80.0 million shares; issued
40.4 million shares in 1996 and 38.9 million in 1995                                                        404           389
Additional paid-in capital                                                                              157,156       144,445
Retained earnings                                                                                       245,164       196,058
Net unrealized gain on marketable securities, less applicable income taxes                                  504         5,070
                                                                                                   ----------------------------
Total Stockholders' Equity                                                                              403,228       345,962
                                                                                                   ----------------------------
                                                                                                     $  655,218    $  411,423
                                                                                                   ============================
See Notes to Consolidated Financial Statements

                       Vivra Incorporated and Subsidiaries

                       Consolidated Statement of Earnings

                                                                                          Year ended November 30
                                                                             1996                  1995                1994
                                                                     ------------------------------------------------------------
                                                                                 (In thousands, except per share amounts)
Revenues
Operating revenues                                                        $  506,590           $  380,826           $  310,117
Other income                                                                  10,719                5,221                1,891
                                                                     ------------------------------------------------------------
Total Revenues                                                               517,309              386,047              312,008

Costs and Expenses
Operating                                                                    360,500              260,838              207,779
General and administrative                                                    57,775               50,107               42,495
Depreciation                                                                  14,170               11,280                9,953
Interest                                                                       3,692                  483                  606
                                                                     ------------------------------------------------------------
Total Costs and Expenses                                                     436,137              322,708              260,833
                                                                     ------------------------------------------------------------
Earnings from continuing operations, before minority interest and income taxes
                                                                              81,172               63,339               51,175
Minority interest                                                               (112)                 (95)                 (10)
                                                                     ------------------------------------------------------------
Earnings from continuing operations, before income taxes                      81,060               63,244               51,165
Income taxes (Note 6)                                                         30,765               24,645               20,978
                                                                     ------------------------------------------------------------
Net earnings from continuing operations                                       50,295               38,599               30,187

Gain on sale of discontinued operations, less applicable taxes
  (Note 3)
                                                                                   -                    -                  697
                                                                     ------------------------------------------------------------
Net earnings                                                               $  50,295            $  38,599            $  30,884
                                                                     ============================================================

Earnings per Share (Primary and Fully Diluted):
 Net earnings from continuing operations                                   $    1.27            $    1.03            $     .92
 Gain on sale of discontinued operations                                           -                    -                  .02
                                                                     ------------------------------------------------------------
Net earnings                                                               $    1.27            $    1.03            $     .94
                                                                     ============================================================

Average Number of Common Shares
    (Primary and Fully Diluted):                                              39,708               37,350               32,987


See Notes to Consolidated Financial Statements


                       Vivra Incorporated and Subsidiaries

                 Consolidated Statement of Stockholders' Equity


                                                                                                     Net Unrealized
                                                                     Additional                      Gain (Loss) on
                                                        Common       Paid-In           Retained        Marketable
                                                        Stock        Capital           Earnings        Securities
                                                    ---------------------------------------------------------------
                                                                               (In thousands)

Balance at December 1, 1993                                $223        $47,450         $126,284                -
Exercise of employees' stock  options, net of
     treasury stock transactions (Note 8)
                                                              6          4,163
Income tax benefits derived from employee
     stock option transactions                                           3,514
Stock issued in connection with acquisitions
     (Note 2)                                                 2          1,432               31
Net earnings for year                                                                    30,884
                                                    ---------------------------------------------------------------

Balance at November 30, 1994                                231         56,559          157,199                -
Common stock split affected by three-for-two
     distribution (Note 8)                                  103           (103)
Cash paid in lieu to issuance of fractional shares
                                                                           (59)
Sale of Common Stock (Note 8)                                30         59,562
Exercise of employees' stock options, net of
     treasury stock transactions (Note 8)
                                                             14         13,800
Income tax benefits derived from employee
     stock option transactions                                           5,162
Stock issued in connection with acquisitions
     (Note 2)                                                11          9,524              260
Net earnings for year                                                                    38,599
Net unrealized gain on marketable securities.
     less applicable income taxes (Note 6)
                                                                                                           $5,070
                                                    ---------------------------------------------------------------

Balance at November 30, 1995                                389        144,445          196,058             5,070
Exercise of employees' stock options, net of
     treasury stock transactions (Note 8)
                                                              6          6,990
Income tax benefits derived from employee
     stock option transactions                                           4,287
Stock issued in connection with acquisitions
     (Note 2)                                                 9          1,434           (1,189)
Net earnings for year                                                                    50,295
Change in net unrealized gain on marketable
     securities, less applicable income taxes
     (Note 6)                                                                                                (4,566)
                                                    ------------------------------------------------------------------
Balance at November 30, 1996                               $404       $157,156         $245,164                $504
                                                    ==================================================================

See Notes to Consolidated Financial Statements

                       Vivra Incorporated and Subsidiaries

                      Consolidated Statement of Cash Flows

                                                                                            Year ended November 30
                                                                                  1996               1995              1994
                                                                       --------------------------------------------------------
                                                                                            (In thousands)

Operating Activities
Net earnings                                                                     $50,295            $38,599            $30,884
Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                            20,623             14,396             12,035
         Gain on sale of discontinued operations                                       -                  -             (1,229)
         Loss (Gain) on sale of property and investments                          (1,026)            (1,557)             1,061
         Other                                                                    (6,088)            (5,998)            (3,571)
         Changes in assets and liabilities:
              Accounts receivable                                                (26,074)           (16,863)            (1,796)
              Inventories                                                         (3,422)            (2,514)            (1,287)
              Prepaid expenses and other current assets                           (2,077)            (1,575)               251
              Deferred income taxes                                               (2,286)            (3,801)            (4,039)
              Accounts payable                                                     2,906              5,406               (818)
              Accrued payroll and related benefits                                 4,246               (310)             6,388
              Other accrued expenses                                               9,461             (3,214)             5,340
              Income taxes                                                         5,631              2,160              1,271
                                                                       --------------------------------------------------------
Net cash flow from operations                                                     52,189             24,729             44,490

Financing Activities
Payments on long-term debt                                                        (6,694)            (8,371)            (4,026)
Net proceeds from Common Stock offering                                                -             59,592                  -
Net proceeds from long-term borrowing                                                642              1,620              2,900
Net proceeds from Convertible Subordinated Notes placement                       154,427                  -                  -
Proceeds from exercise of stock options and related transactions                  11,282             18,918              7,683
                                                                       --------------------------------------------------------
Net cash flow from financing                                                     159,657             71,759              6,557

Investing Activities
Purchase of property, buildings and equipment                                    (33,353)           (29,433)           (20,932)
Purchase of held-to-maturity investments                                        (169,851)           (51,037)                 -
Purchase of available-for-sale investments                                        (1,105)            (4,985)                 -
Redemption of held-to-maturity investments                                        71,790                  -                  -
Proceeds from sale of available-for-sale investments                              11,435                  -                  -
Proceeds from sale of property, buildings and equipment                              595             29,158                193
Proceeds from sale of discontinued operations                                          -                  -              6,238
Proceeds from investments in partnerships                                          3,923                841              1,627
Minority interest investment                                                           -             (1,000)            (1,500)
Payment for business acquisitions, net of cash acquired                          (71,304)           (66,650)            (9,160)
                                                                       --------------------------------------------------------
Net cash flow used in investing                                                 (187,870)          (123,106)           (23,534)
                                                                       --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              23,976            (26,618)            27,513
Beginning cash and cash equivalents                                               54,063             80,681             53,168
                                                                       --------------------------------------------------------
Ending cash and cash equivalents                                                 $78,039            $54,063            $80,681
                                                                       ========================================================

See Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Additionally, the financial statements include the accounts of certain physician controlled entities in states where the Company is not permitted to own medical practices. For physician controlled entities, the Company exercises unilateral control over the assets and operations of the physician entities by virtue of a management services agreement ("MSA") and has the right and ability to designate a successor to the physician owner under succession agreements between the Company and the physician owner. Substantially all of the MSA's have terms of not less than 40 years. Revenues under these arrangements represented approximately 2% of consolidated total revenues in 1996.

In December 1993, the Company sold its home healthcare nursing business, Personal Care Health Services. The related gain on the sale is shown separately in 1994 under discontinued operations. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. Certain amounts have been reclassified to conform with 1996 presentations.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Financial Instruments
Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), which resulted in a change in the accounting for debt and equity securities held for investment purposes. In accordance with FAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading, and are carried at fair value. The Company considers the unrealized gains and losses on these securities to be temporary, and as such has recorded it as a separate component of Stockholders' Equity. The adoption of FAS 115 had no effect on the Company's reported earnings in fiscal 1995 and 1996.

Inventories
Inventories of supplies are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Property, Buildings and Equipment
Property, buildings and equipment are stated at cost. Repairs and maintenance are charged to operations and replacements and significant improvements are capitalized. Depreciation is computed on the straight-line method based on the estimated useful lives of buildings or items of equipment.

Preopening Costs
Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a one to three year period.

Goodwill and Other Intangibles
Goodwill resulting from acquisitions is being amortized on a straight-line basis over 15 to 40 years. The Company reviews the performance of its operating units periodically to determine if an impairment has occurred. If events or changes in circumstances indicate that an impairment exists, the Company writes-down the corresponding goodwill to its recoverable value based upon undiscounted cash flows. Other intangible assets are being amortized on a straight-line basis over 15 to 30 years.

Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes
Effective December 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes ("FAS 109"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets. The Company adopted FAS 109 prospectively. There was no cumulative effect of the change in the method of accounting for income taxes.

Operating Revenues
Operating revenues include amounts for services reimbursable by Medicare, Medicaid, certain Blue Cross and other third-party payers under reimbursement formulas in effect. Operating revenues are recorded net of any related contractual allowances. Medicare and Medicaid provided approximately 64%, 63% and 61% of the Company's operating revenues in fiscal year 1996, 1995 and 1994, respectively. The balance of revenues from the corresponding periods, approximately 36%, 37% and 39% was from insurance, private and other third-party payers.

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

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Compliance with FAS 123 is not required for the Company until fiscal 1997. The Company has not yet determined the impact of the new standard on its financial statements.

Earnings Per Share
Earnings per share have been computed based upon the weighted average number of shares of Common Stock outstanding during each year after adjusting for stock splits and giving effect for Common Stock equivalents ("CSE's") arising from stock options. As the dilutive effect of the CSE's is less than 3% of the weighted shares outstanding, they have not been included in the computation of earnings per share.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

2.   Mergers, Acquisitions and Dispositions

The Company completed business combinations with Orthonet, Inc. on February 28, 1996, Brennan, Martell & Mirmelli, M.D.'s, P.A. and Allergy & Asthma Institute of South Florida, P.A. on May 1, 1996, Kidney Centers of Charleston, Inc. on May 1, 1996, Portsmouth Medical Specialists, Inc. and Churchland Renal Center, Inc. on June 1, 1996 and Cooper, Moody, Altschuler, Chizner, Dennis and Niederman, P.A. d/b/a The Greater Ft. Lauderdale Heart Group on July 1, 1996 (the "Acquired Companies") in stock for stock exchanges with the Company. These transactions have been accounted for under pooling-of-interests accounting. Accordingly, the financial statements for all periods presented have been restated as though the companies had been combined. The restated financial statements have been adjusted to conform with differing accounting policies of the separate companies.

The calculation of net income per share for each period presented reflects the issuance of 2,281,075 shares for the Acquired Companies combinations. Earnings per share before the effect of the restatement was $1.08 and $.99 for the years ended November 30, 1995 and 1994.

Separate and combined results from the above transactions are as follows and reflect income tax adjustments related to the Company's effective tax rate for each fiscal year:

                                                                 Acquired
                                                    Vivra        Companies      Combined
                                                    -----        ---------      --------
     Year ended November 30,1996
     Revenues.................................     $503,718      $13,591 (1)     $517,309
     Net earnings..............................      49,847          448           50,295

     Year ended November 30,1995
     Revenues.................................     $355,647      $30,400         $386,047
     Net earnings..............................      37,940          659           38,599

     Year ended November 30,1994
     Revenues.................................     $286,519      $25,489         $312,008
     Net earnings..............................      30,439          445           30,884

     (1) The 1996 amounts represent the revenues and net income from December 1, 1995 through the respective dates of acquisition.


In 1996, the Company acquired twenty-two dialysis centers. Total consideration paid was $61.1 million, consisting of cash of $56.1 million and 178,327 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by $57.3 million.

Also in 1996, the Company acquired fourteen physician practice and related businesses. Total consideration paid was $33.0 million, consisting of cash of $17.7 million and 536,500 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by $17.8 million.

The purchase price of 1996 acquisitions was allocated to $85.2 million of assets acquired, less $2.5 million of cash, and $11.4 million of liabilities assumed. The consideration included the Company's Common Stock and $71.3 million of cash.

In April 1996, the Company purchased 100% of the stock of Promedco, Inc., which managed and owned interests in five cardiology diagnostic centers and one cath lab. The total purchase price paid at closing was $3.7 million in cash, promissory notes for $164,147 and 1.0 million shares of Common Stock of the Company's subsidiary, Vivra Heart Services, Inc. ("VHS"). An additional $1.6 million in cash and 2.6 million shares of VHS Common Stock were earned in January 1997 based upon Promedco meeting certain practice acquisition and operating performance goals. Additionally, $3.2 million in cash and 3.8 million shares of VHS Common Stock are available as contingent consideration. Further, the purchase agreement entitles the selling shareholders to receive further consideration of up to $3.0 million payable in cash or VHS Common Stock based upon meeting predetermined earnings targets in the years 1996 through 1998. The 1996 target was not met, therefore no payment was earned.

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

In November 1994, the Company purchased certain assets and liabilities in Asthma and Allergy CareAmerica, Inc., a provider of outpatient asthma/allergy care. Total consideration paid was $4.8 million, consisting of cash of $1.3 million and 210,602 shares of the Company's Common Stock, which exceeded the fair value of net assets acquired by approximately $2.1 million. The purchase agreement entitles the selling shareholders to receive further consideration of up to $14.3 million payable in cash or Common Stock of the Company, based upon meeting predetermined earnings targets in the years 1995 through 1998. The 1995 and 1996 earnings target was not met, therefore no earnout payment was made.

The acquisitions of three dialysis centers and five physician practice and related businesses in 1996, which were not accounted for in the aforementioned restatement, four dialysis centers in 1995, and three dialysis centers in 1994 have been accounted for as pooling-of-interests. Consolidated Financial Statements for the periods prior to these exchanges have not been restated as the effect of the poolings was not material to the Company.

The acquisitions of the remaining dialysis centers and related specialty businesses have all been accounted for as purchases and, accordingly, have been included in the statement of earnings since their dates of acquisition.

The following table presents the unaudited consolidated results of operations on a pro forma basis as though the non-restated for acquisitions made in 1996 had occurred on December 1, 1994.

                                     Year ended November 30
                                  1996                    1995
                             --------------------------------------
                            (In thousands, except per share amounts)

Revenues                       $545,888                $448,661
Net earnings                     51,682                  41,671
Earnings per Share                $1.30                   $1.09

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

3.   Discontinued Operations

In December 1993, the Company sold its home healthcare nursing business, Personal Care Health Services. The cash proceeds net of retained assets, liabilities and taxes were approximately $5.9 million. Accordingly, the home healthcare nursing business has been classified as a discontinued operation in the accompanying Supplemental Consolidated Statement of Earnings. The sale of the home healthcare nursing business resulted in a gain on the sale of discontinued operations in the accompanying Supplemental Consolidated Statement of Earnings of $697,000 net of applicable income tax of $505,000 in 1994.

4.   Investments

The amortized cost and estimated fair value of the Company's investments are as follows:

                                                                                         November 30, 1996
                                                           ----------------------------------------------------------------------
                                                                               Gross Unrealized   Gross Unrealized
                                                             Amortized Cost         Gains              Losses        Fair Value
                                                           ----------------------------------------------------------------------
                                                                                         (In thousands)
Short-term investments:
     Debt securities due within 1 year:
         Pre-refunded bonds                                        $49,067               $48              $(2)        $49,113
         U.S. Treasury Notes                                        19,903               131                -          20,034
         Commercial paper                                           13,827                 2                -          13,829
                                                           ----------------------------------------------------------------------
            Subtotal debt securities                                82,797               181               (2)         82,976

     Marketable equity                                                 826             1,017                -           1,843
                                                           ----------------------------------------------------------------------
         Subtotal short-term investments                            83,623             1,198               (2)         84,819

Non-current investments:
     Debt securities due after 1 year through 5 years:
         Pre-refunded bonds                                         41,561               182              (20)         41,723
         U.S. Treasury Notes                                        24,736               306                -          25,042
                                                           ----------------------------------------------------------------------
Total Investments                                                 $149,920            $1,686             $(22)       $151,584
                                                           ======================================================================


                                                                                          November 30, 1995
                                                           ----------------------------------------------------------------------
                                                                               Gross Unrealized   Gross Unrealized
                                                             Amortized Cost         Gains              Losses       Fair Value
                                                           ----------------------------------------------------------------------
                                                                                            (In thousands)
Short-term investments:
     Debt securities due within 1 year:
         Pre-refunded bonds                                        $28,527         $       -          $     -         $28,527
     Marketable equity                                               6,486             9,049             (446)         15,089
                                                           ----------------------------------------------------------------------
         Subtotal                                                   35,013             9,049             (446)         43,616

Non-current investments:
     Debt securities due after 1 year through 5 years:
         Pre-refunded bonds                                         22,510                 -                -          22,510
                                                           ----------------------------------------------------------------------
Total Investments                                                  $57,523            $9,049            $(446)        $66,126
                                                           ======================================================================

During the year ended November 30, 1996, available-for-sale securities with a fair value at the date of sale of $11.4 million were sold. The gross realized gains on such sales totaled $4.7 million. The cost of the available-for-sale securities sold was computed on the specific identification method.

The Company's debt securities are classified as held-to-maturity and marketable equity securities are classified as available-for-sale.

5.  Property, Buildings and Equipment

Property, buildings and equipment are summarized as follows:
                                                                                              November 30
                                                                                         1996                 1995
                                                                                  ------------------------------------
                                                                                             (In thousands)

Land                                                                                 $    5,166          $    4,734
Buildings and improvements                                                               46,251              37,636
Furniture, fixtures and equipment                                                        92,422              72,780
Construction in progress (estimated costs to complete at November
    1996 - $2.7 million)
                                                                                          7,279               4,067
                                                                                  ------------------------------------
                                                                                        151,118             119,217
Less accumulated depreciation                                                           (53,437)            (42,199)
                                                                                  ------------------------------------
                                                                                      $  97,681           $  77,018
                                                                                  ====================================

6.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                                                        Year ended November 30
                                                                                     1996                    1995
                                                                                  ------------------------------------
                                                                                              (In thousands)

Deferred tax assets:
    Allowance for doubtful accounts                                                   $  6,538             $  5,484
    Accrued compensation and other benefits                                              3,595                3,147
    Accrued workers compensation insurance                                               1,490                2,247
    Accrued health care costs                                                            1,065                  577
    Deferred income                                                                      3,970                2,882
    Other assets                                                                          (546)                 233
                                                                                  ------------------------------------
Total deferred tax assets                                                               16,112               14,570

Deferred tax liabilities:
    Net unrealized gain on marketable securities, classified as current                    418                3,532
    Amortization of intangibles                                                          3,441                4,428
    Depreciation                                                                         4,124                2,271
    Other liabilities                                                                     (373)               1,038
                                                                                  ------------------------------------
Total deferred tax liabilities                                                           7,610               11,269
                                                                                  ------------------------------------
Net deferred tax assets                                                               $  8,502             $  3,301
                                                                                  ====================================

Income tax expense from continuing operations consists of the following:

                                                                        Year ended November 30
                                                         1996                 1995                    1994
                                                ----------------------------------------------------------------
                                                                        (In thousands)

        Current:
            Federal                                        $27,962             $21,109              $19,164
            State                                            4,890               6,524                5,258
        Deferred (credit)                                   (2,087)             (2,988)              (3,444)
                                                ----------------------------------------------------------------
                                                           $30,765             $24,645              $20,978
                                                ================================================================

Deferred income taxes result from timing differences in the recognition of certain revenues and expenses for tax and financial statement purposes. The tax effects of these differences are:

                                                                                   Year ended November 30
                                                                            1996            1995             1994
                                                                      ------------------------------------------------
                                                                                         (In thousands)

   Amortization of intangibles                                         $     (987)      $      455       $    1,786
   Provision for doubtful accounts in excess of amounts written
       off                                                                 (1,054)          (1,081)          (1,537)
   Accrued compensation and other benefits                                   (448)            (612)          (1,118)
   Accrued workers compensation insurance                                     757             (640)          (1,098)
   Health insurance reserves in excess of claims paid
                                                                             (488)             288             (129)
   Deferred income                                                         (1,088)          (2,509)               -
   Other                                                                    1,221            1,111           (1,348)
                                                                      ------------------------------------------------
                                                                       $    2,087)      $   (2,988)      $   (3,444)
                                                                      ================================================

The differences between federal income taxes computed at the statutory rate and the total provision are:

                                                                              Year ended November 30
                                                                    1996                1995              1994
                                                              ----------------------------------------------------
                                                                                  (In thousands)

    Federal income taxes at statutory rate                          $28,371             $22,136           $17,907
    State taxes on income, net of federal tax benefit
                                                                      3,007               3,363             2,983
    Miscellaneous items                                                (613)               (854)               88
                                                              ----------------------------------------------------
                                                                    $30,765             $24,645           $20,978
                                                              =====================================================

The Company made income tax payments, net of refunds received, of $21.2 million, $19.7 million and $20.6 million in 1996, 1995 and 1994, respectively.

7.   Long-Term Debt

Long-term debt at November 30, 1996, consists of the following:

                                                                             Principal          Installments Due After
                                                                         Due Within One Year            One Year
                                                                        -----------------------------------------------
                                                                                         (In thousands)

     5% Convertible Subordinated Notes due 2001                                 $     -                   $158,545
     Physician notes payable, collateralized by deeds of trust
            on physician practice assets with a cost of
            approximately $1,679,000, interest ranging from 5-1/2%
            to 7%, due through 2000                                                 390                        526

     Other notes payable, collateralized by deeds of trust on
            land, buildings and equipment with a cost of
            approximately $981,000, interest ranging from 5-1/2%
            to 5-3/4%, due through 2001                                             219                      3,463
                                                                        -----------------------------------------------
                                                                                   $609                   $162,534
                                                                        ===============================================

In July 1996, the Company completed a $150 million issuance of 5% Convertible Subordinated Notes due 2001 in a private placement and exercise of the related over-allotment option of $8.5 million in August 1996. The net proceeds from this private placement and over-allotment option were $154.4 million. The Notes are convertible into Common Stock of the Company at a conversion price of $37.20 per share subject to adjustment in certain circumstances. The Notes are not redeemable prior to July 10, 1999. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part, at any time at the redemption prices set forth in the Indenture Agreement, plus accrued and unpaid interest. Upon a Change of Control, as defined in the Indenture Agreement, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at 100% of the principal amount thereof, plus accrued and unpaid interest

Interest paid was $250,000, $623,000 and $507,000 in 1996, 1995 and 1994,
respectively.

The approximate annual maturities of long-term debt at November 30, 1996, are as follows:

         Year ending November 30         (In thousands)

         1997                                 $   609
         1998                                   1,970
         1999                                   1,892
         2000                                      65
         2001                                 158,607

8.   Capital Stock and Stock Options

The Company declared a three-for-two stock split, in the form of a stock dividend, for shareholders of record on October 25, 1995 with shares distributed on November 22, 1995. The number of shares and the earnings per share shown in the Consolidated Financial Statements, as well as information in this Note, Note 2 and Note 12, have been restated to reflect the stock split.

In February 1995, the Company completed a registered public offering. In this offering, the Company sold 2,992,500 shares of common stock and the Company realized net proceeds of $59.6 million.

In 1989, the Company adopted a stockholders' rights plan designed to deter takeover initiatives not in the best interests of the Company's stockholders. On February 13, 1996, the Company amended and restated its stockholder rights plan to reset the number of rights associated with each share of Common Stock to the original level of one right per share of Common Stock, each right exercisable at a price of $100 in exchange for 1/100th of a share of the

Company's Series A Junior Participating Preferred Stock, and reduce the threshold at which the rights are triggered to 15 percent from 20 percent of the outstanding shares of the Company's common stock. The rights are redeemable by action of the Company's Board of Directors at a price of $.001 per right at any time prior to their becoming exercisable.

The Company has eight stock option plans under which stock options may be granted.

The Company's 1989 Stock Incentive Plan provides for the granting of options to purchase Common Stock to officers and other employees. Options may be granted at not less than 100% of fair market value at the date of grant, are exercisable at various dates and expire no more than 10 years after the date of grant. Options may be paid for in cash or by the return of previously acquired shares of Common Stock. Shares acquired by the Company through option exercises were 116,067 in 1994. These shares were included in treasury stock and were valued at market at the date of exercise. Treasury shares issued in lieu of Common Stock to effect stock option exercises were 116,067 in 1994.

As of November 30, 1996, 6,650,236 options had been granted, of which 1,146,566 are exercisable. Additionally, 190,778 options remain available for grant.

A summary of activity under the plan during 1994, 1995 and 1996 is as follows:

                                                        Number                               Aggregate
                                                      of Shares          Per Share         Option Price
                                                ------------------------------------------------------------
                                                (In thousands, except number of shares and per share amounts)

Options outstanding at December 1, 1993                  2,812,927     $  4.00-15.50          $28,061
     Options granted                                       680,210       13.33-18.92           11,757
     Options canceled and expired                          (18,471)       4.00-11.72             (192)
     Common Stock issued on exercise                      (675,522)       4.86-13.33           (4,384)
                                                ---------------------------------------------------------
Options outstanding at November 30, 1994                 2,799,144        4.54-18.92           35,242
     Options granted                                       892,210       17.92-23.25           19,218
     Options canceled and expired                         (270,899)       4.86-18.83           (3,848)
     Common Stock issued on exercise                    (1,018,397)       4.86-18.50          (11,725)
                                                ---------------------------------------------------------
Options outstanding at November 30, 1995                 2,402,058        4.54-23.25           38,887
     Options granted                                       563,047       22.75-30.00           16,279
     Options canceled and expired                          (29,195)      11.17-24.13             (564)
     Common Stock issued on exercise                      (543,474)       4.54-25.63           (6,636)
                                                =========================================================
Options outstanding at November 30, 1996                 2,392,436     $  4.86-30.00          $47,966
                                                =========================================================

The market value of the Company's Common Stock at the date the options were exercised was $25.20-$35.25 for 1996, $17.81-$23.63 for 1995, and $13.08-$19.17
or 1994.

The Company adopted the Transition Consultants Stock Option Plan in connection with its spin-off from Community Psychiatric Centers on August 31, 1989. On that date options were granted to purchase 1,316,250 shares of the Company's Common Stock to four employees of Community Psychiatric Centers at $5.82, which was the fair market value at that date. As of November 30, 1996, all outstanding options are exercisable.

A summary of activity under the plan during 1994, 1995 and 1996 is as follows:

                                                             Number                                   Aggregate
                                                            of Shares            Per Share           Option Price
                                                      -----------------------------------------------------------------
                                                      (In thousands, except number of shares and per share amounts)

Options outstanding at December 1, 1993                         787,500          $  5.82                   4,583
     Common Stock issued on exercise                           (278,400)            5.82                  (1,620)
                                                      ----------------------------------------------------------------
Options outstanding at November 30, 1994                        509,100             5.82                   2,963
     Common Stock issued on exercise                           (359,100)            5.82                  (2,090)
                                                      ----------------------------------------------------------------
Options outstanding at November 30, 1995                        150,000             5.82                     873
     Common Stock issued on exercise                            (75,000)            5.82                    (436)
                                                      ----------------------------------------------------------------
Options outstanding at November 30, 1996                         75,000          $  5.82                 $   437
                                                      ================================================================

The market value of the Company's Common Stock at the date the options were exercised was $25.95-$30.50 for 1996, $20.33-$22.30 for 1995 and $14.67-$19.33
for 1994.

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

Information regarding activity in the other 1995 Stock Option Plans is summarized in the tables below:

                                                                  VSP Plan            VHS Plan
                                                           -----------------------------------------
Options outstanding at December 1, 1994                                    --               --
     Options granted                                                  770,000          747,500
                                                           -----------------------------------------
Options outstanding at November 30, 1995                              770,000           747,500
     Options granted                                                3,243,609         1,992,201
     Options canceled and expired                                     (20,000)          (22,500)
                                                           -----------------------------------------
Options outstanding at November 30, 1996                            3,993,609         2,717,201
                                                           =========================================
Options exercisable at November 30, 1996                              274,950          263,750
Number of subsidiary's fully diluted common shares                 39,631,541       36,666,529
                                                           =========================================
Average option price per share at November 30, 1996                     $1.82            $0.97
                                                           =========================================

                                                                  VHA Plan          VOR Plan
                                                           -----------------------------------------

Options outstanding at December 1, 1994                                    --               --
     Options granted                                                  600,000          207,000
                                                           -----------------------------------------
Options outstanding at November 30, 1995                              600,000           207,000
     Options granted                                                  602,186           563,000
     Options canceled and expired                                     (50,000)               --
                                                           -----------------------------------------
Options outstanding at November 30, 1996                            1,152,186           770,000
                                                           =========================================
Options exercisable at November 30, 1996                              110,000           201,150
Number of subsidiary's fully diluted common shares                  9,829,006        11,944,667
                                                           =========================================
Average option price per share at November 30, 1996                     $0.79             $1.26
                                                           =========================================

                                                                  VOG Plan          VAC Plan
                                                           -----------------------------------------
Options outstanding at December 1, 1995                                    --                --
     Options granted                                                1,050,508         7,060,717
     Options canceled and expired                                          --          (330,000)
                                                           -----------------------------------------
Options outstanding at November 30, 1996                            1,050,508         6,730,717
                                                           =========================================
Options exercisable at November 30, 1996                                    --          125,000
Number of subsidiary's fully diluted common shares                  14,328,393       67,489,314
                                                           =========================================
Average option price per share at November 30, 1996                      $0.96            $0.51
                                                           =========================================

During 1995, the Company sold the assets related to the operations of its subsidiary, Surgical Partners of America, Inc. ("SPA"). All personnel formerly employed by SPA were either transferred to another subsidiary or terminated. Accordingly, there are no longer any participants in the SPA 1992 Stock Option Plan. In 1995, there were 178,823 options which were exercised and 551,503 options were forfeited and canceled.

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

Contributions to the Plan by the Company were $2.1 million, $940,000 and $3.0 million for 1996, 1995 and 1994, respectively.

10.  Business Segment Information

The Company has three principal business segments, Vivra Renal Care, Vivra Specialty Partners and Other Services. Vivra Renal Care provides dialysis services. Vivra Specialty Partners provides physician network and disease management services to managed care and provider organizations. Other Services consists of the ambulatory surgery, rehabilitation therapy and primary care physician practice management businesses which were sold in 1995.

The following tables have been prepared in accordance with the requirements of FASB Statement No. 14. This information has been derived from the Company's accounting records and represents the Company's estimates as to proper allocation of certain expenses.

                                                                                    Year ended November 30
                                                                       1996                1995              1994
                                                                  -------------------------------------------------------
                                                                                    (In thousands)

Operating revenues:
     Vivra Renal Care                                                 $411,294            $316,572          $265,262
     Vivra Specialty Partners                                           95,296              40,226            17,742
     Other Services                                                          -              24,028            27,113
                                                                  =======================================================
         Total operating revenues                                     $506,590            $380,826          $310,117
                                                                  =======================================================

Operating profits:
     Vivra Renal Care                                                  $85,618             $64,658           $54,406
     Vivra Specialty Partners                                           (4,919)               (994)              787
     Other Services                                                          -                 (16)             (550)
                                                                  -------------------------------------------------------
         Total operating profits                                        80,699              63,648            54,643

Other income                                                            10,719               5,221             1,891
Corporate expenses                                                      (6,554)             (5,047)           (4,753)
Interest expense                                                        (3,692)               (483)             (606)
                                                                  =======================================================
     Earnings from continuing operations, before minority
        interest and income taxes                                      $81,172             $63,339           $51,175
                                                                  =======================================================




10.  Business Segment Information (continued)


                                                                                    Year ended November 30
                                                                       1996                1995              1994
                                                                  ------------------------------------------------------
                                                                                    (In thousands)
Identifiable assets:
     Vivra Renal Care                                                 $344,388            $253,681         $149,058
     Vivra Specialty Partners                                           67,054              28,703           17,529
     Other Services                                                          -               4,402           25,423
     Corporate                                                         243,776             124,637           91,180
                                                                  ======================================================
                                                                      $655,218            $411,423         $283,190
                                                                  ======================================================

Depreciation expense:
     Vivra Renal Care                                                  $13,139              $9,951           $8,913
     Vivra Specialty Partners                                              907                 496              199
     Other Services                                                          -                 711              716
     Corporate                                                             124                 122              125
                                                                  ======================================================
                                                                       $14,170             $11,280           $9,953
                                                                  ======================================================

Capitalized expenditures for property, buildings
     and equipment: (1)
     Vivra Renal Care                                                  $30,976             $27,185          $14,980
     Vivra Specialty Partners                                            1,205               1,184              382
     Other Services                                                          -               1,000            5,514
     Corporate                                                           1,172                  64               56
                                                                  ======================================================
                                                                       $33,353             $29,433          $20,932
                                                                  ======================================================

(1) Excludes assets acquired in business acquisitions of $10.5 million, $4.3 million and $2.1 million in 1996, 1995 and 1994, respectively.

11.  Commitments and Contingencies

The Company rents office facilities under lease arrangements which are classified for financial statement purposes as operating leases. The future minimum rental commitments under noncancellable operating leases at November 30, 1996, are summarized below:

                                          (In thousands)

       1997                                   $15,212
       1998                                    13,696
       1999                                    12,310
       2000                                     9,625
       2001                                     6,773

Total rent expense amounted to $15.6 million, $11.8 million and $8.9 million in 1996, 1995 and 1994, respectively.

Contingencies

On December 18, 1996, the Company received from the United States Attorney for the District of Massachusetts a grand jury subpoena which calls for records pertaining to the operations of VRC. The subpoena appears to focus on VRC's previous relationship with Damon Clinical Laboratories and other affiliated entities, as well as utilization patterns and procedures pertaining to clinical laboratory blood tests billed to the Medicare and/or Medicaid programs. In connection with the receipt of this subpoena, the Company has been advised that VRC is now a subject of the United States Attorney's investigation. As the investigation is in the preliminary stage, management is unable to make an informed judgment as to the ultimate resolution of such proceedings and its impact on the results of operations.

On May 20, 1992, in the Pennsylvania Court of Common Pleas in Delaware County, a complaint was filed against VRC. In September 1993, the court determined that the suit could proceed as a class action on behalf of 93 patients, subsequently reduced to 70, who were treated at one of the VRC facilities, some of whom are alleged to have died or been injured during or as a result of the course of treatment. On January 23, 1997, the Company was notified by outside counsel that the class representatives came to an agreement to recommend to the class members that all claims of all of the class members and their representatives be settled in exchange for payment of an amount that is covered by the Company's insurance policies. Once the agreement is formalized and put in writing, the class members will have the opportunity to comment on the fairness of the settlement, after which the settlement will become the subject of consideration by the court as to fairness thereof.

The Company is also subject to other claims and suits in the ordinary course of business. Management believes that either insurance, which is purchased from third parties, is adequate to cover any such claims or that such claims lack merit and the outcome of all such claims should not have a material adverse effect on the Company's results of operations or financial condition.

12.   Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly data for the three years ended November 30, 1996.
                                                                                    Three months ended
                                                        ---------------------------------------------------------------------
                                                          February 28/29          May             August            November
                                                                                   31               31                 30
                                                        ---------------------------------------------------------------------
                                                                   (In thousands, except per share and price data)

1996
Total operating revenues                                      $110,075          $123,326          $130,987         $142,202
Net earnings                                                    11,287            12,465            13,071           13,472

Earnings per share (primary and fully diluted):
Net earnings                                                       .29               .31               .33              .34

Stock prices:
     High                                                       30-7/8            35-3/8           35-1/16           36-1/8
     Low                                                        22-5/8            26-3/4            27-5/8               28

1995
Total operating revenues                                       $90,791           $96,114           $95,238          $98,683
Net earnings                                                     8,704            10,001            10,613            9,281

Earnings per share (primary and fully diluted):
Net earnings                                                       .25               .26               .28              .24

Stock prices:
     High                                                       21-7/8            23-7/8            22-1/8           23-3/8
     Low                                                        17-3/4            18-1/3            17-3/4         21-11/64

1994
Total operating revenues                                       $69,838           $75,903           $80,319          $84,057
     Earnings from continuing operations                         6,940             7,502             7,801            7,944
     Gain on sale of discontinued operations                       697                --                --               --
                                                        ---------------------------------------------------------------------
Net earnings                                                     7,637             7,502             7,801            7,944

Earnings per share (primary and fully diluted):
     Continuing operations                                         .22               .23               .23              .24
     Gain on sale of discontinued operations                       .02                --                --               --
                                                        ---------------------------------------------------------------------
Net earnings                                                       .24               .23               .23              .24

Stock prices:
     High                                                       17-1/3            17-3/4            17-1/8           19-2/3
     Low                                                        13-1/8            15-1/8            15-1/8               17

13.   Fair Values of Financial Instruments

The FASB issued Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Debt and Available-for-sale securities: The fair values for debt and available-for-sale securities are based on quoted market prices.

     Long and short-term debt: Since the Company recently completed its placement of convertible subordinated notes in August 1996, the Company believes that the fair value of the long-term debt is properly reflected at the current carrying amount. Also, the Company also believes that the remaining long and short-term debt approximates its fair value.

14.  Subsequent Events

For the two months ended January 31, 1997, the Company completed nine acquisitions which were treated either as purchases or poolings-of-interests. Total consideration paid was $50.6 million, consisting of cash of $45.2 million and 188,230 shares of the Company's Common Stock.

Schedule II - Valuation and Qualifying Accounts

                                                       Vivra Incorporated and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
             Column A                      Column B                   Column C                      Column D            Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
-----------------------------------------------------------------------------------------------------------------------------------
                                          Balance at                            Charged to
                                           Beginning     Charged to Costs    Other Accounts -      Deductions -        Balance at
                                           of Period        and Expenses         Describe            Describe        End of Period
          Description
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

     Year ended November 30, 1994         $  7,897,000       $2,228,000         $1,350,000 (2)      $(685,000) (1)    $  10,790,000

     Year ended November 30, 1995           10,790,000        4,383,000            604,000 (3)     (2,348,000) (1)       13,429,000

     Year ended November 30, 1996           13,429,000        5,726,000          2,376,000 (2)     (2,824,000) (1)       18,707,000


(1)   Write-offs, net of recoveries.

(2)   Allowance purchased as part of 1994 acquisitions and $2.3 million purchased as part of 1996 acquisitions.

(3)   Contingent rate adjustments charged to operating revenues.

                                  EXHIBIT INDEX


Exhibit No.                          Document                          Page No.
-----------    ----------------------------------------------------    --------

    3          Articles of Incorporation and By-Laws of Registrant:

               3.1*   Amended and Restated Certificate of
                      Incorporation (filed as Exhibit 3.1 to
                      Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

               3.2* By-Laws (filed as Exhibit 3B to Registrant's Registration Statement on Form 10, File No.
                      1-10261, and incorporated herein by reference).

    4          Instruments defining the Rights of Security Holders

               4.1* Amended and Restated Rights Agreement dated as of February 13, 1996 by and between Vivra Incorporated and The First National Bank of Boston, as Rights Agent (filed as Exhibit 4D to Registrant's Form 10/A dated February 14, 1996, and incorporated herein by reference).

               4.2* Indenture by and between Vivra Incorporated and State Street Bank and Trust Company, as Trustee, dated as of July 8, 1996, regarding Registrant's 5% Convertible Subordinated Notes Due 2001 (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, File No. 333-13625, and incorporated herein by reference).

               4.3* Registration Rights Agreement dated as of July 8, 1996 by and among Vivra Incorporated, Alex. Brown & Sons Incorporated, Montgomery Securities, Bear, Stearns & Co. Inc., Smith Barney Inc. and UBS Securities LLC, as the Initial Purchasers of Registrant's 5% Convertible Subordinated Notes Due 2001, with respect to the registration of said Notes under applicable securities laws (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3, File No. 333-13625, and incorporated herein by reference).

  10           Material Contracts

               10.1* Debenture Payment Assumption Agreement between Registrant and Community Psychiatric Centers (filed as Exhibit 10.5A.6 to Registrant's Registration Statement on Form 10, File No. 1-10261, filed May 26, 1989, and incorporated herein by reference).

               10.2* Registrant's Transition Consultants Stock Option Plan (filed as Exhibit 10G to Registrant's Registration Statement on Form 10, File No. 1-10261, and incorporated herein by reference).

              10.2.1* Transition Consultants Stock Option Plan (filed
                      as Exhibit 10.4.4 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended November 30, 1989, and incorporated herein by reference).

               10.3*+ Registrant's Revised 1989 Stock Incentive Plan.
                      (filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

               10.4*+ Registrant's Profit Sharing Plan (filed as
                      Exhibit 10.11 to Registrant's Amendment on Form 8 to Annual Report on Form 10-K for the fiscal year ended November 30, 1992, and incorporated herein by reference.)

               10.5* Form of Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991, and incorporated herein by reference).

               10.6+ Revised and Restated Employment Contract between Registrant and Kent J. Thiry, dated as of November 1, 1996.

               10.7*+ Form of Employment Agreement between Registrant
                      and certain executive officers of Registrant
                      (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

               10.8* Form of agreement between Registrant and the Medical Directors of its dialysis facilities (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, File No. 33-34438, and incorporated herein by reference).

               10.9* Agreement effective February 1, 1996 between Amgen Inc. and Registrant (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

               10.10* Agreement effective February 1, 1996 between
                      Bellco Drug Corp., Metro Health Corp. and
                      Registrant (filed as Exhibit 10.10 to
                      Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and incorporated herein by reference).

  11           Statement re Computation of Per Share Earnings.

  21           Subsidiaries of the Registrant.

  23           Consent of Independent Auditors.

  27           Financial Data Schedule.


*     Previously filed.
+     Represents management contract or compensatory plan or arrangement.