Form 10-Q
period 1997-02-28
VIVRA INC
filed 1997-04-14
CIK 850882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X     QUARTERLY  REPORT PURSUANT  TO  SECTION 13 OR  15(d)  OF  THE  SECURITIES
---    EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

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

The number of shares outstanding of each of the issuer's classes of common stock as of April 7, 1997 was: 41,070,626

      This document contains 12 pages and the Exhibit Index is on Page 11.

                               VIVRA INCORPORATED

                                TABLE OF CONTENTS



PART I.             FINANCIAL INFORMATION                                                             PAGE
-------             ---------------------                                                             ----
   Item 1.            Condensed Consolidated Financial Statements

                      Condensed  Consolidated  Balance Sheets as of February 28,
                      1997 and November 30, 1996                                                       3

                      Condensed  Consolidated  Statements  of  Earnings  for the
                      Three Months Ended February 28, 1997 and February 29, 1996                       4

                      Condensed  Consolidated  Statements  of Cash Flows for the
                      Three Months Ended February 28, 1997 and February 29, 1996                       5

                      Notes to Condensed Consolidated Financial Statements                             6

   Item 2.            Management's   Discussion   and  Analysis  of  Results  of
                      Operations and Financial Condition                                               7

PART II.            OTHER INFORMATION

   Item 6.            Exhibits and Reports on Form 8-K                                                 9

   Signatures                                                                                         10

   Exhibit Index                                                                                      11

   Exhibit 11         Computation of Earnings Per Share                                               12


                               Vivra Incorporated

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                              Feb. 28,   Nov. 30
                                                                1997      1996
                                                             -------------------
                                                                       (Note A)
Assets
Current Assets
Cash and cash equivalents                                    $ 35,294   $ 78,039
Short-term investments - held-to-maturity
    and available-for-sale                                     86,941     84,640
Accounts receivable, less allowance for
    doubtful accounts (2/28/97 - $20,647
    and  11/30/96 - $18,707)                                  117,463     97,703
Inventories                                                    16,008     13,238
Prepaid expenses and other current assets                       3,659      4,272
Deferred income taxes                                          17,984     16,112
                                                             -------------------
Total Current Assets                                          277,349    294,004

Marketable non-current investments - held-to-maturity          50,968     66,297
Property, buildings and equipment - at cost,
    less allowances for depreciation (2/28/97 -
    $58,575 and 11/30/96 - $53,437)                           101,539     97,681
Other assets                                                   24,226     12,648
Goodwill and other intangibles, less accumulated
    amortization  (2/28/97 - $15,067
    and 11/30/96 - $11,233)                                   220,146    184,588
                                                             -------------------
                                                             $674,228   $655,218
                                                             ===================

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                             $  9,716   $ 16,005
Accrued payroll and related benefits                           24,276     27,303
Provider claims reserve                                        18,016     11,487
Other accrued expenses                                         14,147     13,490
Income taxes                                                   17,847     10,278
Current portion of deferred income taxes                           90        418
Current maturities of long-term debt                              507        609
                                                             -------------------
Total Current Liabilities                                      84,599     79,590

Long-term debt - exclusive of current maturities              162,906    162,534

Deferred income taxes                                           7,169      7,192

Minority interest                                               3,174      2,674

Stockholders' Equity:
Common stock, par value $.01 per share; authorized 80.0
    million shares; issued 40.5 million shares in 1997
    and 40.4 million in 1996                                      405        404
Additional paid-in capital                                    157,472    157,156
Retained earnings                                             258,469    245,164
Net unrealized gain on marketable securities, less
    applicable income taxes                                        34        504
                                                             -------------------
Total Stockholders' Equity                                    416,380    403,228
                                                             -------------------
                                                             $674,228   $655,218
                                                             ===================

      See accompanying notes to condensed consolidated financial statements

                               Vivra Incorporated

                  Condensed Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                             Three Months Ended
                                                              February 28/29,
                                                             1997         1996
                                                         ----------------------
Revenues
Operating revenues                                       $ 158,445    $ 110,075
Other income                                                 2,253        1,877
                                                         ----------------------
Total Revenues                                             160,698      111,952

Costs and Expenses
Operating                                                  114,138       79,110
General and administrative                                  17,827       11,424
Depreciation                                                 4,550        3,202
Interest                                                     2,231           56
                                                         ----------------------
Total Costs and Expenses                                   138,746       93,792

Earnings from continuing operations, before
    minority interest and income taxes                      21,952       18,160
Minority interest                                              (86)         (10)
                                                         ----------------------
Earnings from continuing operations, before income taxes    21,866       18,150
Income taxes                                                 8,181        6,863
                                                         ----------------------
Net Earnings                                             $  13,685    $  11,287
                                                         ======================

Net Earnings per Share (Primary and Fully Diluted*)      $    0.34    $    0.29
                                                         ======================

Average Number of Common Shares
     Primary                                                40,447       39,132
     Fully diluted                                          44,709       39,132

* Fully diluted EPS calculation determined as net earnings plus the tax effected interest expense related to the Company's 5% Convertible Subordinated Notes divided by the fully weighted shares outstanding.


      See accompanying notes to condensed consolidated financial statements

                               Vivra Incorporated

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                             Three Months Ended
                                                               February 28/29,
                                                             1997         1996
                                                         ----------------------
Operating Activities
Net earnings                                               $ 13,104    $ 11,287
Adjustments to reconcile net earnings to net cash provided
by operating activities:
       Depreciation and amortization                          6,902       4,259
       Loss on sale of property and investments                 890         327
       Other                                                   (434)     (1,980)
       Changes in assets and liabilities:
          Accounts receivable                               (17,949)     (1,877)
          Inventories                                        (2,475)     (1,771)
          Prepaid expenses and other current assets             613        (429)
          Deferred income taxes                              (1,962)        867
          Accounts payable                                   (7,287)        400
          Accrued payroll and related benefits               (3,058)     (1,355)
          Provider claims reserve                             6,529         646
          Other accrued expenses                                515         263
          Income taxes                                        7,539       6,107
                                                         ----------------------

Net cash flow from operations                                 2,927      16,744

Financing Activities
Payments on long-term debt                                     (713)       (121)
Proceeds from Common Stock offering                            --          --
Proceeds from exercise of stock options and related
    transactions                                                320       2,131
                                                         ----------------------
Net cash flow from financing                                   (393)      2,010

Investing Activities
Purchase of property, buildings and equipment                (7,503)     (8,195)
Purchase of held-to-maturity investments                    (12,277)    (17,435)
Redemption of held-to-maturity investments                   24,506      10,070
Proceeds from sale of available-for-sale investments           --         5,911
Proceeds from sale of property, buildings and equipment           9         574
Proceeds from investments in partnerships                      --         1,700
Payment for business acquisitions, net of cash acquired     (50,014)     (1,042)
                                                         ----------------------

Net cash flow used in investing                             (45,279)     (8,417)
                                                         ----------------------

Net increase (decrease) in cash and cash equivalents        (42,745)     10,337
Beginning cash and cash equivalents                          78,039      54,063
                                                         ----------------------

Ending cash and cash equivalents                           $ 35,294    $ 64,400
                                                         ======================


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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the registrant's effective Form 10-K for the year ended November 30, 1996. The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date.

B.   ACQUISITIONS

     During the three months ended February 28, 1997, the Company acquired eight dialysis centers. Total consideration paid was $36.3 million, consisting of cash of $34.6 million and 59,259 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $33.3 million.

     Also during the three months ended February 28, 1997, the Company acquired five physician practice and related businesses. Total consideration paid was $19.6 million, consisting of cash of $15.9 million and 120,435 shares of the Company's common stock, which exceeded the fair market value of net assets acquired by $3.3 million.

Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     When used in this discussion, the words "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning capital and acquisition expenditures, are subject to certain risks and uncertainties, including those discussed in the Risk Factors section on the Company's Form 10-K filed February 28, 1997 and those discussed herein which could cause actual results to materially differ from those projected. These forward-looking statements speak only as of the date hereof.

Results of Operations

The Company provides services through two segments: Vivra Renal Care ("VRC") and Vivra Specialty Partners ("VSP"). VRC is the second largest provider of dialysis services in the United States. VSP provides specialty physician network and disease management services to managed care and provider organizations.

Three Months Ended February 28, 1997 Compared with Three Months Ended February 29, 1996

As compared to the three months ended February 29, 1996, revenues increased $48.7 million, or 43.5%; costs and expenses increased $45.0 million, or 47.9%; and earnings from continuing operations before taxes increased $3.7 million, or 20.5%. In total, net earnings for the period increased $2.4 million to $13.7 million, or 21.2%.

     Operating revenues increased $48.4 million, or 43.9%, to $158.4 million. Revenues from VRC increased $32.8 million to $123.5 million, or 36.1%;and VSP revenues increased $15.6 million to $35.0 million, or 80.7%. The increase in revenues from VRC was attributable to the establishment of VRC's laboratory services business, growth in ancillary services and an increase in the number of treatments provided. Laboratory services revenue increased $3.8 million as a result of the opening of VRC's in-house laboratory in June 1996. Ancillary services revenues were $34.6 million, compared to $23.2 million in the prior year, a 49.1% increase. Ancillary revenue growth was due to an increase in the administration and utilization of the drugs Erythropoietin ("EPO"), Calcijex and Infed. Treatments grew 23.4% from 450,748 to 556,131, primarily as a result of the net addition of 48 centers. The increase in revenues from VSP was due to the acquisition and growth of its specialty physician networks and practices namely within the heart, asthma/allergy and orthopaedics specialties. Other income of $2.3 million represents interest earned on marketable securities.

     Operating costs increased $35.0 million, or 44.3%, to $114.1 million. VRC operating costs increased $23.0 million to $85.6 million, or 36.8%; and VSP operating costs increased $12.0 million to $28.5 million, or 72.6%. The increase in VRC operating costs was due to the increased volume of dialysis business, increased labor and supply costs, and expenses associated with the operation of de-novo dialysis centers. VSP operating costs increased due to the acquisition and growth of its heart, asthma/allergy and orthopaedics specialty physician networks and practices. In total, general and administrative expenses increased to 11.3% of total operating revenues for 1997, as compared to 10.4% in 1996. This was due to the continued growth and infrastructure establishment within VSP. Depreciation increased $1.3 million, or 42.1%, to $4.6 million, primarily due to fixed asset additions in the dialysis business. Interest expense increased to $2.2 million, due to the expense recorded from the Company's July 1996 issuance of $150 million of 5% Convertible Subordinated Notes Due 2001 in a private placement and the subsequent issuance of an additional $8.5 million of the Notes in August 1996 upon exercise of the over-allotment option.

     The effective tax rate for 1997 was 37.4% of earnings before income taxes, compared with 37.8% a year earlier. This decrease was primarily due to strategic state tax planning initiatives and a greater amount of the Company's cash assets being invested in tax-free marketable securities, all which had the effect of lowering the overall tax rate.

Liquidity and Capital Resources

The Company requires significant capital for the acquisition and development of dialysis facilities and specialty physician network businesses and on-going expenditures for property, plant and equipment.

Acquisition expenditures were $55.9 million, consisting of $50.0 million in cash and 179,694 shares of the Company's Common Stock and $18.7 million, consisting of $3.0 million in cash and 585,419 shares of the Company's Common Stock, for the three months ended February 28/29, 1997 and 1996, respectively. Routine capital expenditures were $7.5 million and $8.2 million for the same periods, respectively.

     Cash flow from operations was $2.9 million and $16.5 million for the three months ended February 28/29, 1997 and 1996, respectively. The decrease of $13.6 million was primarily attributable to the Company funding increases in accounts receivable. Cash flow from financing activities decreased by $2.4 million to $(0.4) million in the period ended 1997. The Company's working capital decreased by $21.6 million to $192.8 million at February 28, 1997, from $214.4 million at November 30, 1996.

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

Inflation and Changes in Prices

For the three months ended February 28/29, 1997 and 1996, approximately 72% and 71% of the Company's dialysis revenues were funded by Medicare and Medicaid, at an average rate of $126 per dialysis treatment, before ancillary services. Despite periods of significant inflation, the Medicare and Medicaid reimbursement rate has remained relatively constant since 1983. The Company is unable to predict what, if any, future changes may occur in the reimbursement rate and, if made, whether such changes will help alleviate or increase inflationary pressures on the Company's margins.

     In 1997 and 1996, the remaining 28% and 29% of dialysis revenues were reimbursed by payers generally at rates significantly in excess of Medicare and Medicaid. Of these revenues, the largest portion came from private insurance, including managed care organizations. Reimbursement from hospitals for acute dialysis treatments was also significant. The percentage of the costs of dialysis care required to be assumed by private payers may change as the existing ESRD program is reviewed by the United States Congress. Notwithstanding any legislative action, the Company expects that non-governmental payers will reduce payment for dialysis services because they have a strong incentive to further reduce the costs of specialty care and will aggressively seek to reduce amounts paid for dialysis treatments. If private payer rates are reduced significantly, this would have a material adverse effect on the Company's revenues and net earnings.

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

       b)      No reports on Form 8-K filed in current period

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     VIVRA  INCORPORATED
                                                  -------------------------
                                                        (Registrant)


Date:      April 14, 1997                         /s/ LeAnne M. Zumwalt
      ------------------------                    -------------------------
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